Form 10-Q
period 2014-11-30
Recursos Queliz, Inc.
filed 2015-01-15
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _______________ to _______________

Commission File number 333-194322

RECURSOS QUELIZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0818620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Las Caobas, 4th St., No. 24, Puerto Plata, Dominican Republic
(Address of principal executive offices)

809-970-2353
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 10, 2015: 90,000,000 common shares.

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consoldiated balance sheets of Recursos Queliz, Inc. (An exploration stage company) at November 30, 2014 (with comparative figures as at August 31, 2014) and the condensed consolidated statements of operations for the three months ended November 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the three months ended November 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ended August 31, 2015.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)	(Audited)
Assets

Cash	$28,180	$37,427

Total assets	$28,180	$37,427

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable	$16,388	$16,833
Advances from related party	50,393	50,393

Total current liabilities	66,781	67,226

Stockholder’s Deficiency:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated during exploration stage	(128,601)	(119,799)

Total stockholder’s Deficit	(38,601)	(29,799)

Total Liabilities and Stockholder’s Deficit	$28,180	$37,427

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended Nov. 30, 2014	For the three months ended Nov. 30, 2013

Revenue	$-	$-

Expenses
Exploration costs	2,328	129
General and administrative expenses	6,474	3,337

Total expenses	8,802	3,466

Loss from operations	$(8,802)	$(3,466)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended Nov. 30, 2014	For the three months ended Nov. 30, 2013
Operating Activities

Net loss	$(8,802)	$(3,466)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	(445)	1,831

Net Cash used in operating activities	(9,247)	(1,635)

Net (decrease) increase in cash	(9,247)	1,635

Cash, beginning of period	37,427	18,464

Cash, end of period	$28,180	$16,829

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. (“Recursos” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for three months ended November 30, 2014. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

Recursos was incorporated under the laws of the State of Nevada on September 20, 2012 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The condensed consolidated financial statements present the balance sheets, statements of operations and cash flows of the Company. These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period ended November 30, 2014 presented have been reflected herein.

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $128,601 since its inception, had a negative working capital position of $38,601, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

1. Basis of presentation and Nature of operations - continued

Going concern - continued

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole officer and advances from the Director himself. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

2. Mineral property rights

On September 18, 2012, the Company obtained a mineral concession in the Dominican Republic named Queliz Gold Claim for the sum of $13,000. During October 2012 the Company undertook an exploration program on the Queliz Gold Claim in the amount of $25,800 and a further exploration program in August 2013 in the amount of $19,778.

The acquisition costs have been impaired and expensed because there has been limited exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

During the period the Director of Mining for the Dominican Republic cancelled the rights to the Queliz Gold Claim so that the Company has no further rights to the minerals thereon.

3. Recent accounting pronouncements

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

4. Significant transactions with related party

During the three months ended November 30, 2014, the sole director and officer made no advances to the Company but is owed for prior advances an amount of $50,393. These advances are non-interest bearing and payable on demand.

The sole director and officer of the Company had acquired 100% of the common stock issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and their corresponding notes included elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. You should review “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward looking statements.

Overview

Recursos Queliz is a start-up company. We were incorporated in the State of Nevada on September 20, 2012. Previously we held the rights to the mineral rights to the Queliz Concession before it was cancelled by the Director of Mines for the Dominican Republic. The Company incorporated a wholly-owned subsidiary in the Dominican Republic on September 28, 2012 named El Caporal Management, SRL. which original held the mineral rights to the Queliz concession.

The following discussion should be read in conjunction with the information contained in the financial statements of Recursos Queliz, Inc. (“Recursos” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on September 20, 2012.

Our offices are located at 4st Street, No. 24, Puerto Plata, Dominican Republic and can be reached at 809-970-2353.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We previously have undertaken two surface exploration programs on the Queliz Concession. The first was in September 2012 and the second was in August 2013. Both these exploration programs comprised obtaining soil, sediment and rock samples from various areas of the Queliz Concession. Unfortunately the Director of Mines in the Dominican Republic decided to cancel our rights to the minerals on the Queliz concession and hence we have no further rights to such minerals.

We have a limited operating history and have not yet generated or realized any revenues from our activities. We are in the early stages of exploration, and there is a reasonable likelihood no revenue will ever be derived from any mineral concession we obtain in the future. Even if exploration were successful, comprehensive economic and legal studies would also have to demonstrate the feasibility of production.

Our financial statements contained in this Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. No adjustments have been included in the financial statements; these adjustments would be necessary if we could no longer continue as a going concern.

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to November 30, 2014 of $128,601. To continue, we must raise cash from other sources.

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage (even though at the present time we do not have a mineral property). As of November 30, 2014 we had negative working capital of $38,601 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring a new mineral claim in the Dominican Republic. The Company has engaged the services of a geologist to identify another mineral claim in the Dominican Republic and has advanced $5,000 as requested by the geologist. When the new mineral claim is obtained, exploration may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

Funds Required over the Next Twelve Months.

We are committed to the following expenditures over the next twelve months which must be met if we are going to remain a going concern. Presently, we do not have the available funds to meet these obligations unless our sole director is willing to advance us further funds. The following expenditures are estimates made by management based on what he feels will be the final amount due and payable. All amounts herein are expressed in United States dollars.

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$6,000
Auditor (i)	11,000	$17,000
Filing fees including edgar charges (ii)		2,500
Identification of a new mineral concession (estimated)		10,000
Office – courier, photocopying and faxing		400
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		2,640
Subtotal		32,540
Accounts payable to independent third parties – as at November 30, 2014		16,388
		48,928
Less: Cash on hand as of November 30, 2014		(28,180)

Additional funds required for the next twelve months		$20,748

(i) Represents fees for the next twelve months.

(ii) Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

It is estimated from the above cash analysis that the present cash position will not be sufficient for twelve months unless other sources of funds are identified.

The sources available to the Company are as follows:

•	Further advances from our sole director and officer;

•	Seeking institutional lending with a personal guarantee from our sole officer and director; or

•	Once the Company has obtained a quotation on the OTC Bulletin Board, if it ever does, to enter into an underwriting in order to seek funds from the investing public.

At the present time management has not considered any of these options.

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to November 30, 2014 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$22,925	$-	$22,925
Exploration – two programs of surface exploration	-	55,400	55,400
Consulting fees – preparation of registration statement	4,725	-	4,725
Edgarizing services	2,625	-	2,625
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	4,390	4,390
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	14,297	14,297
Office – photocopying charges	475	-	475
Office – membership to National Geological Association	-	80	80
Transfer agent – Initial List of Officers and preparation of incorporation documents	1,014	-	1,014
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	3,861	3,861
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to November 30, 2014	$34,573	$94,028	$128,601

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Liquidity and Capital Resources

As of November 30, 2014, we had $28,180 in cash which is not sufficient to meet our outstanding current obligation of $66,781 of which $50,393 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months.  Our accounts payable as of November 30, 2014 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31, 2014 in the amount of $16,275 and the balance owed for photocopying services in the amount of $113.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 in the amount of $50,000 respectively. None of the funds from the sale of the 20,000,000 common shares being sold under our effective registration statement will accrue to the benefit of the Company. The funds advance by our director are non- interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

At this time we have not made a decision as to where we will obtain additional funding to assist in the development of our Company including the exploration of a new mineral concession. Certain avenues available to us are inducing our director to advance further funds to our Company, complete a private placement or undertake a public offering of our shares from Treasury.

Off-Balance Sheet Arrangements

None.

Trends

From Recursos Queliz’s date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management, Recursos Queliz is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. Please refer to Recursos Queliz’s assessment of Risk Factors as noted on page 19.

Critical Accounting Policies and Estimates

In accordance with the U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions on our financial statements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an on-going basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-Q.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

No material impact should arise from the adoption of any recent accounting pronouncements.

Income taxes

The income tax on net income for companies in the United States and Dominican Republic is 28%. As we have incurred substantial losses, we will not need to pay income tax. Any deferred losses may result in a tax benefit in the future.

Research and Development Expenditures

To date, and in the immediate future, we do not expect to incur any costs relating to research and development.

Patents and Trademarks

There are no patents or trademarks in our Company.

Royalties

There are currently no situations where we are paying any royalty based upon production and sales since we do not have any production and at the present time are in search of a new mineral property.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Public Market for Common Stock

Our shares are not currently quoted on the OTC Bulletin Board (“OTCBB”) or any other quotation system. In order to remain on the OTCBB we must adhere to the rules and regulations of the OTCBB and the SEC.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Form 10-Q, we have only one shareholder being our sole director and officer.

Rule 144 Shares

In general, under Rule 144, a person who is not one of our affiliates and who is not deemed to have been one of our affiliates at any time during the three months preceding a sale and who has beneficially owned shares of our common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about us (which current public information requirement is eliminated after a one-year holding period).

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding, which, in our case, will equal approximately 900,000 shares as of the date of this Form 10-Q; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Rule 144 is not available for either a reporting or non-reporting shell company, as defined under Rule 405 of the Securities Act, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Registration Rights

We have not granted registration rights to any person.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral properties of merit, on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop a new mineral property.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, transportation, mineral exploration supplies and drill rigs.

Employees

As of the date of this filing, we have no employees other than our sole executive officer and director, who is a part-time employee devoting approximately 30 hours per month to our operations.

The Company’s Main Product

At present we do not have a main product since we do not currently have a mineral property where we could identify an ore reserve and hence are unable to sell any minerals. We hope in the future to explore for gold which if found will be our main product.

Plant and Equipment

With the Dominican Republic being a hub for mining activities, ultra modern equipment is used by the various mining companies. The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

Initially there is no plant or equipment on the new mineral claim since the workers will be able to either be housed in tents on the claim itself or else live in the local town nearby.

New Mineral Claim

Our intention is to identify a new mineral claim and concentrate on exploring and hopefully eventually development the claim itself so that it is able to produce minerals therefrom.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2014 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2014, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. There are no material proceedings to which our executive officer, director and sole stockholder is a party adverse to us or has a material interest adverse to us.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, Inc 123 West Nye Lane, Station 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 1A. RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Recursos contained in this Form 10-Q, you should consider many important factors in determining whether to purchase shares in our Company. The following risk factors reflect all known potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

RISK FACTORS

You should carefully consider the following risk factors that may affect our business, future operating results and financial condition, as well as other information found in this Form 10-Q before deciding to invest in our common stock. If any of the following risks actually occurs, it could be financially harmful to Recursos and would have an adverse effect on our stock price, if and when it is ever quoted. An investor could very well lose their entire investment in Recursos. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.

Risks Related to our Business

Our auditors have issued a going concern opinion that we may have to suspend or cease exploration if we do not raise additional working capital.

Our auditors' report on the included financial statements states that our capital resources as of August 31, 2014 are not sufficient to sustain operations or complete our planned activities for the upcoming year. In order to continue as a going concern and complete the required exploration plan, we must raise additional working capital. These conditions raise substantial doubt about the ability of our business to continue. If we do not obtain additional funds, we will be forced to cease operations meaning that any potential investor will lose their entire investment in Recursos.

Presently we do not have a mineral property to explore.

We are a start-up, exploration company with the need for additional working capital for mining exploration once we have identified a new mineral claim. Should our future exploration work on the new mineral claim prove successful, we would also need to fund to hire employees, build living facilities, etc. As we will not receive the proceeds of the sale of the shares by our sole director and officer, we will need to raise additional financing elsewhere or attract mining partners if our new mineral claim proves to be successful in the search of minerals. It might prove impossible to identify a partner and therefore prevent us from ever generating revenue.

If we don’t receive additional financing, our business will fail.

Our cash as of November 30, 2014 is not estimated to be sufficient to complete any future exploration program on a new mineral claim and meet our annual requirement for funds. As of November 30, 2014, we had cash on hand of $28,180 against $66,781 in current liabilities. As at this time we do not know what a new exploration program will cost us for the unidentified mineral claim we wish to acquire. Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds (the amount of which is unknown at this time) in order to place the new mineral claim into commercial production. Our ability to get additional financing will depend upon investor perception of our mineral concession, our company and market factors beyond our control such as global mineral prices. Thus, there is a risk that we may not be able to obtain the necessary financing. If we are unsuccessful in obtaining additional financing, our business may fail and our shareholders may lose their entire investment.

Other exploration companies may outbid Recursos for prospective investors and make raising additional working capital difficult.

Most resource exploration-stage companies located in the Dominican Republic have greater financial and technical resources than we do, and, consequently, can spend greater amounts on acquiring and exploring mineral properties. They may also have more access to geological expertise and key personnel. Thus, our competitors will likely be able to attract prospective investors (or enter joint ventures) to finance their operations more easily. This competition may adversely affect our ability to obtain additional working capital.

Recursos has no known mineral reserves due to having no mineral property at this time.

Not having a mineral claim at this time will result in our having no mineral reserves to develop. If we do not find a viable mineral reserve on the new mineral claim, or if we cannot exploit the mineral reserve, we may have to cease all operations. In this case, a potential investor may lose their entire investment.

Mining is highly speculative.

Successful mineral exploration is high speculative and often non-productive. Locating probable and proven mineral reserves is rare. We have not identified an ore body and chances are that if one is identified it might not be profitable to extract it. Other unforeseen factors may also make anticipated profits disappear such as the global price of minerals, labor shortages or inaccessibility of equipment.

We are subject to environmental laws which could effective our future exploration plans.

The environmental laws of the Dominican Republic are set out to safeguard the environment and ensure that during an exploration stage the property is left is roughly the same condition as originally found and that fish and animals are not disturbed. The governing body is under General Law of the Environment and Natural Resources No. 64-00 enacted on August 18, 2000. The authority administrating is the Secretary of State of the Environment and Natural Resources who requires a permit issued for any trenching work and drilling. These requirements include a completed Prior Analysis Form which sets forth the name of the project, name of the company, location of the property and legal representative. If the government requires an impact study on the environment this could cost our company a considerable amount of money. This is money, which at this time, we have not budgeted for and do not have available. Normally this study is required prior to us undertaking a drill program on the new mineral claim we have not yet identified. If we are unable to complete with the future environmental requirements, we might have to cease operations.

We will have to comply with various governmental regulations.

In complying with the mining laws of the Dominican Republic we will have to adhere to the “Mining Law of the Dominican Republic – Law No. 146”. In securing the rights to the minerals on any new mineral claim we identify, we had to file the application in two publications of a Dominican newspaper, paid an annual fee and complete various forms as required. Even though we will have to in the future complied with all the mining regulations, there is no assurance we will be able to adhere to the mining laws as set forth. This being the case, there is the possibility that the rights to a new mineral claim would be lost and we would not have a mineral claim to explore resulting in the total loss of investors’ money in our Company.

We must obtain a Permit of Exploration to be able to either trench or drill on any new concession.

In order for us to either drill or do trenching on a new concession we must obtain a Permit of Exploration from the Ministry of Mines and Resources. There are numerous small and large mining companies in the Dominican Republic waiting for the approval of their applications for a Permit. There is the chance that we, being a smaller mining concern, might have to wait for some time while the larger and better known companies obtain their Permits. If, in the future, it takes too long for us to obtain our Permit we might have to cease operations which will result in our investors losing their money.

Our insurance, once obtained, may not provide adequate coverage.

Mining is an inherently risky business. Adverse environmental conditions, industrial accidents, labor disputes, cave-ins, changes in government or environment policies and so on may all occur without notice. These could result in harm to our Company’s mineral concession, personnel or financial position. This may also result in a delay or suspension or termination of mining operations. As such, it is common for mining companies to carry property and liability insurance. Once we have obtained additional financing and can afford such insurance which we will obtain. Nevertheless, this may not provide sufficient coverage against certain typical mining risks including those related to environmental or other hazards from exploration and production. Insurance against these risks or business interruption is often unavailable to mining companies. Moreover, those cost of premiums for any insurance we decide to purchase may continue to increase to unaffordable rates. As a result, if one of the aforementioned risks were to occur, there may be a significant harm to our Company to continue as a going-concern.

Our sole officer and director will only be spending about thirty hours per month with our Company due to other business obligations. This may result in interruptions or suspensions of proposed exploration.

Our officer, Mr. Dominguez, must devote himself to other business activities in order to make a living and so can only really spend at this time thirty hours per month on Company’s affairs. Consequently, our business activities may be sporadic or occasionally interrupted based on when the Company’s work is convenient for him.

If we are unable to hire or retain key personnel, our business might be harmed.

In order to complete exploration and in the future possibly production we will require additional key personnel to carry out the work. We will have to compete against other bigger mining companies to recruit and retain such qualified managerial, professional and technical employees. Our success as a going-concern may hinge on our ability to attract and retain such talent. These individuals may be in high demand since there are numerous mining companies, both large and small, actively exploring mineral properties in the Dominican Republic. Accordingly, we may not be able to offer the high salaries and fees demanded by such qualified personnel or may lose them after they are hired. Currently, we have not hired any key personnel other than our sole director and officer, and we do not intend to do so for the next 12 months or until we have probable or proved mineral reserves on a new mineral claim. If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

High mineral prices in recent years have encouraged mineral exploration and increased the demand for personnel and exploration services.

Due to high metal prices in recent years, there have been more companies and resources devoted to mineral exploration, development and construction activities. While prices have more recently dipped, the demand for and cost of exploration, development and construction services and equipment remains high. Attracting and retaining key personnel has also been more difficult in the industry as willing and able workers are demanding more for their services and leaving companies more regularly for better pay and benefits. This increased demand and turnover could result in delays or suspension of activities and adversely affect our ability to identify a viable mineral reserve or exploit it once identified.

Future operating costs may increase faster than potential revenues making operations unprofitable.

We anticipate that operating expenses to explore a new mineral claim will continue to increase (from inflation and competition for personnel, supplies and equipment) before even realizing any revenues. We, therefore, expect to incur significant near-term losses. Even if the new property is put into production, our revenues may not outpace the increase in annual operating expenses. We recognize that if we are unable to generate revenues greater than costs from the exploration and production phases of our new identified property, we will not be able to continue operations. There is no history upon which to base the likelihood of generating a profit. We may in fact never generate revenue or achieve profitable operations. If we are unsuccessful in addressing these risks and generating revenues, our business will fail.

Land reclamation and mine closure may be burdensome and costly.

Generally land reclamation and mine closure requirements are imposed on exploration companies to reduce land disturbances and eventually return the property to its pre-exploration form. The costs to minimize or undo any land disturbances are uncertain at this time but will add to the capital required to successfully carry out a comprehensive exploration project. Furthermore, companies such as ours are also required to maintain financial assurances, such as letters of credit, which we do not have at this time.

We may be subject to certain unforeseen legal proceedings that would adversely impact our financial position.

Through the ordinary course of business, we may be subject to claims or certain legal proceedings against us. There are no outstanding claims or legal proceedings to date due to not yet having a mineral property, but if litigation or an unfavourable resolution, which could materially adversely impact our financial position, were to occur then we may have to suspend or cease operations.

Risks Related to Government Regulations and Internal Operations

A new mineral claim will be is located in the Dominican Republic and will be subject to changes in political conditions and regulations in that country.

Any new mineral property we acquire will be located in the Dominican Republic, which, in the past, has been subject to political and social changes and uncertainties affecting mineral exploration and mining activities. Accordingly, our mineral exploration activities may be adversely affected by changing governmental mining regulations or shifts in political conditions that increase the costs to do business. Future potential costs may significantly increase. The mere fact that the Dominican Republic is considered a developing country may make it difficult for us to obtain required the additional financing and any required permits to explore a new mineral claim.

We are required to obtain, maintain and renew mining permits, which is often a costly and time-consuming process.

Mining companies must obtain, maintain and renew a number of mining, environmental and construction permits. This is costly and time-consuming. We must apply and obtain an exploration permit to further explore a new mineral claim beyond performing surface sampling techniques. This and other permits impose conditions and obligations relating to environmental and health safety matters. Sometimes to obtain, maintain or renew permits, companies are required to make potential impact presentations that outline how they plan to mitigate the future effects of their mining. Requirements of these permits may also impose financial constraints by instructing how a certain phase must be done. If compliance cannot be met, then operations may have to be suspended. If requirements are ignored, this may make obtaining future permits impossible. The laws and regulations governing such permits are also subject to change without notice.

Risks Related to this Offering and our Common Stock

Due to the speculative nature of mining, a potential investor could lose their entire investment.

New mineral exploration companies such as Recursos suffer a high rate of failure. Exploring minerals and trying to start-up a profitable mining company is very speculative and involves substantial risk. The financial investments to be made by us may not result in the discovery of potentially profitable reserves of valuable minerals. Obstacles to success include variable expenses, logistical and regulatory complications and other unforeseen delays. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which may not decide or be able to insure. The likelihood of a mineral concession ever having a commercially viable reserve is very rare. In all probability, a new mineral claim might not contain any reserves. Any investment on the exploration of a new mineral claim will probably be lost.

We have no operating history from which to base sound investment decisions in our common stock upon.

We are an exploration stage company with no operating history upon which a sound evaluation of our potential future success can be made. We were incorporated on September 20, 2012, and, as of November 30, 2014, have accumulated a net loss of $128,601 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our former mineral concession, obtaining a geology report, undertaking preliminary exploration work on the former Queliz Concession as well as the preparation and filing of a registration statement.

Since our sole officer and almost all of our assets are located outside the United States, it would be difficult for potential investors to enforce within the United States any judgments against our Company or officer.

We were incorporated in the State of Nevada on September 20, 2012 and have an agent for service in Carson City of the same state. However, almost all of our assets and business is located outside the United States. We also do not maintain any offices within the United States and our sole officer and director is a resident of the Dominican Republic. While our agent for service will accept on our behalf any demands or notices authorized by law to be served to a corporation, they will not accept service on behalf of our sole officer or director. Our sole officer and director at this time does not have an agent for service in the United States. Thus, it would be difficult for investors to enforce within the United States any judgments against our company or sole officer, including judgments relating to federal or state-based civil liability provisions.

Purchasers of our common stock, offered by our selling security holder, may not be able to resell this common stock because there is no public market for our shares and we do not intend to register the shares in any State.

Even if our operating results are positive, it may be difficult or impossible for an investor to resell our common stock when it is quoted on a recognized stock exchange. At this time, we do not intend to register our common stock with any State. Investors will therefore not be able to resell their shares in any State unless the resale is exempt under the Blue Sky Laws of the State in which the shares are to be sold. Our common stock is also not currently listed or quoted on any established trading system. Our common stock is held only our sole officer, Mr Dominguez, at this time, which reduces its liquidity. In addition, we have arbitrarily determined the offering price of our common stock, without considering assets, earnings, book value, net worth or other economic or recognized criteria or future value of our common stock. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price should one develop.

Without a public market there is no liquidity for our common stock and investors may never be able to sell their shares.

Our common stock is not listed on any exchange or quotation system. We do not have a market maker either. Thus, there is no market for our shares. If no public market develops for our shares then our future shareholders will not be able to sell their shares via an organized market place. They would have to sell their shares privately, which may prove impossible. Should they be able to do so, they may also not receive a price per share as good as what a more public market would have brought. Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB. The steps needed to do this are:

1.	To be sponsored by a participating market maker who has direct access to FINRA personnel and who will file a Form 211 on our behalf.
2.	To become current in our periodic reports – at minimum Forms 10K and 10Q filed with the United States Securities and Exchange Commission (“SEC”) or other regulatory authorities.

There is no certainty of being able to successfully identify an appropriate market maker and if we are unable to there will be no public market and no liquidity for our common stock.

Even if a public market develops for our common stock, our shares may be seldom traded, be subject to wide share price fluctuation, suffer low share prices and have minimal liquidity.

Even if a public market for our common stock develops, the shares may seldom trade and if so could be thinly traded. There is no way to gauge the frequency or volume of future trades. Our common stock may also be subject to wide fluctuations as a result of shifting investor sentiments, variations in mineral prices, competition between mining companies, an inability to generate revenues that outpace expenditures, and market perception of the future profitability of mining exploration. Additionally, our share price might be affected by macroeconomic factors such as recessions, change in interest rates or fluctuations international currency strengths. Stocks traded over the OTCBB, in particular, are usually thinly traded, highly volatile and not followed by expert analysts. These factors, many of which are not under our control, may have a material adverse effect on our share price and investor return.

SEC rules governing the trade of ‘penny stocks’ limit the liquidity of our common stock and may make it more difficult for investors to sell their shares.

Our common stock is considered a ‘penny stock’ pursuant to Rule 3a51-1 of the 1934 Exchange Act and accordingly subject to Rules 15g-1 through 15g-10 of the same act. These require broker-dealers to:

•	Deliver a disclosure document to the customer and obtain a written receipt of this action;
•	Disclose price information regarding the penny stock;
•	Disclose broker-dealer compensation;
•	Send monthly statements to the customer outlining the penny stock market and price information; and
•	When necessary, approve the purchaser’s account.

Due to these extra obligations, many brokers are unwilling to trade such common stock. This would make it more difficult for shareholders to sell or liquidate their position even if a public market for it develops.

To meet our future cash needs, we will likely need to issue more of our shares, which will result in a dilution effect to our current and future shareholders.

To fund future exploration on a new mineral claim, we will most likely need to raise capital through the issuance of shares from our Treasury. Any future share issuance will cause a dilution effect to our existing and future shareholders by reducing their percentage ownership of our Company. The more shares we have to issue the greater the dilution effect to our shareholders. At this time, we are unsure of how much money we will need to raise, how much financing is available to us from different means or how many shares we may or may not need to issue to meet our financial needs.

We do not intend to pay dividends on our common stock so your ability to achieve a return is dependent on a public market and appreciation of our stock.

We have never declared or paid any cash dividend on our capital stock. We do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain all future earnings, if any, to finance our business. The decision to declare dividends, if made, would be by our Board of Directors and based on the financial goals and position of our Company as well as corporate law requirements.

Our sole officer owns all of the voting stock, which allows him to make decisions and effect transactions without any shareholder approval.

Our sole director owns 100% of our issued and outstanding shares. Now that our registration statement is effective he is able to sell the 20,000,000 shares being offered, he will still have 77.8% of the issued shares. Accordingly, he will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transaction such as mergers. This will prevent any purchaser of this offering from having a significant voice as to how we should proceed as a company.

The cost associated with reporting under the Exchange Act might have a financial impact upon our operations.

Now that our registration statement is effective, Recursos has become a reporting company under the Exchange Act. As a result, we will be required to file annual and quarterly reports and proxy materials with the SEC. Due to the significant cost associated with meeting these reporting obligations as a public company, we may have insufficient funds for the exploration and development a new mineral claim, which would cause our business to fail. A failure to develop and maintain proper and effective internal control over financial reporting in timely manner may decrease investor confidence and jeopardize our standing the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended August 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the current period the Company lost its rights to the minerals on the Queliz Concession in the Dominican Republic and at the present time does not have a mineral claim to explore.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 5, 2014, Registration No. 333-194322)

3(ii)	By-laws (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 5, 2014, Registration No. 333-194322)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(*) Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS QUELIZ, INC. (Registrant)

Date: January 15, 2015	“Alexya Papamps Dominguez”
ALEXYA PAPAMPS DOMINGUEZ Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

