Form 10-Q
period 2015-02-28
Recursos Queliz, Inc.
filed 2015-04-15
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

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

March 31, 2015: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Recursos Queliz, Inc. at February 28, 2015 (with comparative figures as at August 31, 2014) and the condensed consolidated statements of operations for the three and six months ended February 28, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended February 28, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ended August 31, 2015.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)	(Audited)
Assets

Cash	$20,383	$37,427

Total assets	$20,383	$37,427

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable	$17,648	$16,833
Advances from related party	50,629	50,393

Total current liabilities	68,277	67,226

Stockholder’s Deficit:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated during exploration stage	(137,894)	(119,799)

Total Stockholder’s Deficit	(47,894)	(29,799)

Total Liabilities and Stockholder’s Deficit	$20,383	$37,427

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended Feb. 28, 2015	For the three months ended Feb. 28, 2014	For the six months ended Feb. 28, 2015	For the six months ended Feb. 28, 2014

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	5,000	5,950	7,328	6,079
General and administrative Expenses	4,293	17,075	10,767	20,412

Total expenses	9,293	23,025	18,095	26,491

Loss from operations	$(9,293)	$(23,025)	$(18,095)	$(26,491)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended Feb 28, 2015	For the six months ended Feb. 28, 2014
Operating Activities

Net loss	$(18,095)	$(26,491)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	815	3,678
- payment of expenses by related party	236	141

Net Cash used in operating activities	(17,044)	(22,672)

Financing activities

Advances by related party	-	50,000

Net cash provided by financing activities	-	50,000

Net (decrease) increase in cash	(17,044)	27,328

Cash, beginning of period	37,427	18,464

Cash, end of period	$20,383	$45,792

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. (“Recursos” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for six months ended February 28, 2015. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

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

In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period ended February 28, 2015 presented have been reflected herein.

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $137,894 since its inception, had a negative working capital position of $47,894, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

February 28, 2015

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

During the period the Director of Mining for the Dominican Republic cancelled the rights to the Queliz Gold Claim so that the Company has not further rights to the minerals thereon.

The Company has acquired the mineral rights to the La Mina located in the Provinces of Santiago and La Vega in the Dominican Report. The cost to acquire La Mina was $10,000 of which $5,000 has been paid as at the date of the financial statements.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

3. Recent accounting pronouncements

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

4. Significant transactions with related party

During the six months ended February 28, 2015, the sole director and officer made no advances to the Company but is owed for prior advances an amount of $50,629. These advances are non-interest bearing and payable on demand.

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

We previously have undertaken two surface exploration programs on the Queliz Concession. The first was in September 2012 and the second was in August 2013. Both these exploration programs comprised obtaining soil, sediment and rock samples from various areas of the Queliz Concession. Unfortunately the Director of Mines in the Dominican Republic decided to cancel our rights to the minerals on the Queliz concession and hence we have no further rights to such minerals. Nevertheless the Company has acquired the mineral rights to La Mina located in the Provinces of Santiago and La Vega.

We have a limited operating history and have not yet generated or realized any revenues from our activities. We are in the early stages of exploration, and there is a reasonable likelihood no revenue will ever be derived from La Mina in the future. Even if exploration were successful, comprehensive economic and legal studies would also have to demonstrate the feasibility of production.

Our financial statements contained in this Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. No adjustments have been included in the financial statements; these adjustments would be necessary if we could no longer continue as a going concern.

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to February 28, 2015 of $137,894. To continue, we must raise cash from other sources.

PROPERTY

We presently have the mineral rights to La Mira property.

It is located in the Provinces Santigo and La Vega, municipality San Jose de las Matas and Jarabacoa, municipal district of Las Placetas and Manabao, sections Mata Grande, Jamamu and La Cienaga, and the Villages of Guacaritas, Rancho al Medio, Los Apostentos, El Valle, La Mina, Moshosa, Montellano, Jamamutico, Boca de los Rios and Los Tablones.

Geology of the Region

The mineralization of greater economic interest in the Dominican Republic correspond to massive sulphide ores of hydrothermal replacements and laterite concentrations. The massive sulphides are preferentially located in the Maimon Formation and formations Los Ranchos, Duarte, Tireo and Peralvillo. In the Maimon Formation have identified several Prospects Massive Sulphide mineralization such as: Cerro Maimon Loma Barbuito and Heavy.

The epithermal mineralization are preferably in the Formations Los Ranchos and Tireo, where you can highlight the tank sulphides Pueblo Viejo (Au, Ag, Zn) the deposit of Managua (Au, Ag) Deposits and Centenario (Au) and Candelones (Au).

The case of Pueblo Viejo is very particular, if the hypothesis that relates to Maar is true, the chances of a similar system there are very limited. If the situation in which the epithermal system associated with massive sulfide and acidic domes is correct, then there are more chances of finding similar systems.

The assessment of areas with mining potential of metallic minerals is related to geodynamic processes developed in Hispaniola, in origin related to plate tectonics. The evolution of the Caribbean Plate presents different episodes of continuous transformation, this evolution is also lithological with input from volcanic material and intrusion of plutons and subsequent metamorphic process. During these developmental periods affected include between Hispaniola island arc formation in the Upper Jurassic and Cretaceous to Eocene, although there is evidence of Quaternary volcanism without major contributions of metallic ores.

The most representative tectonic events are associated with the contribution of volcanic rocks and large primary guidelines where this feature is in line with its geotectonic framework that is particularly favorable to the formation of various types of mineralization, many with great importance and economic significance. The global metallogenic analysis match the extraordinary fertility of the fields of island arc for the genesis of mineral deposits, especially regarding major types, such as hydrothermal volcanogenic massive sulfide (VHMS), epithermal, porphyry copper deposits including.

To obtain positive results in the exploration program, efforts will be directed to develop a mining project of exploitation of metallic minerals, to meet the current needs of the international market.

Exploration Program Proposed

In order to meet the principal conditions and logistical details, geological, petrological, chemical, mineralogical and assess the probable and exploitable reserves Rock of interest in targeted areas, besides establishing a fundamental principle of social conditions and environmental policies available for the project in question, referred the following activities.

1.1.  Planning

In the management work, we will rely on the basic information, from technical research and / or scientific area or close to it and consulting thematic mapping of the area. The analysis of this information will allow us to establish a geological model of the reservoir, and thus determine the logistics to develop during the scanning process. This information is required to identify areas with mining potential, plus you may define areas that warrant further study in detail.

1.2. Geological Survey

To have a better understanding of project success, we will do a series of evaluation studies and collection of information in order to know all the geological, mineralogical and structural area of interest and surroundings were made, a geological survey of semi detailed will be made, aimed at identifying the main existing lithological units and make systematic sampling in order to differentiate varieties of rock lithology interest and to demarcated according to their physical characteristics and chemical composition, and develop a geological model that allows us to infer their behavior from the sub-soil, topography correlating with outcrops identified and grouping it by interest group, according to the demands and solutions satisfaction.

1.3. Exploration

The exploration phase of the mining project will be in two stages, regional and detail. The first is the recognition of lithologic units in the area, determining its extent and thickness and fracturing associated with larger structures such as faults.

A regional sampling will be made in photogeological scale in the plan 1 / 20,000.00. Exploring in detail consist of a selective sampling of rocks and active sediments to determine their metallogenic characteristics, in the same manner, stratigraphic columns of geological formations will arise calicatas be planned, nets for soil sampling was conducted, and all this field information will be done with GPS.

The exploration phase will conclude with geological-mining information, where the reservoir model is presented, and the geophysical and / or drilling campaigns are designed, the volume of potential reserves are determined, the overburden will be estimated and economic viability of the mining project will be assessed.

It also includes the set of activities that allow access to (the) site (s) and the establishment of basic infrastructure for the mining project, this includes the acquisition of mineral rights and environmental permits to start mining, detailed design and construction of supports, as well as machinery, budgeting, and economic viability.

After performing all basic studies to detailed engineering we will begin with preliminary work in the area where the fronts to undermine and its facilities are located. Among the highlights infrastructure access roads, networks of power and drinking water, the ground for the installation of the processing plant, the area of collection of raw materials and waste dumps for recovery of mined fronts.

1.4. Exploration Program

In order to achieve the main logistics, geological and mining details, we have scheduled a plan of geological and mining work to be done in the area of the Concession Exploration for Minerals and Precious Metal (Gold, Silver, Copper, Zinc and Lead ), called "LA MINA", in addition to assessing the socio-economic and environmental conditions that currently exist in the area of the mining project.

1.4.1. General Recognition

The purpose of this phase is to delineate areas of interest that must be priority targets for a detailed study. This stage include the definition of regional geological environment and mining, using as point maps and existing items obtained from the previous compilation phase. The purpose is to understand the high-grade mineralization.

It is planned to map scale 1 / 20,000.00 of geological formations, structures, alterations and occurrences of mineralization to locate all representative outcrops in the area, while conducting geochemical sampling of mineralized outcrops and altered. These activities will be supported by the database collected during the compilation, including satellite imagery and aerial photographs. The photographs will be used alongside the available topographic maps, GPS receivers and polygon drawn with compasses and tapes countryside location.

The fieldwork will be conducted by geologists, prospectors assisted by technicians and local labor, forming brigades of field, to which they are assigned specific areas. These teams will be structured based on logistical convenience, and as it progresses the proposed program, will be gathering information in a database to be closing anomalies discovered.

1.4.2. Rocks and Sediment Sampling Assets

During this phase, a detailed sampling of rocks and sediments assets to complement previous work in the area program will be implemented. River sediments will be collected both permanent and seasonal streams. Initially, a pilot study, in each sampling one sifted sample and a concentrated punt will collect and examine which exists among the best signal geochemical anomalies. We anticipate at this stage to collect approximately one sample per stream or ravine, which could mean an approximate sampling to 5 samples per square kilometer, or requiring the area.

Samples shaped rock chips will be taken from any or altered mineralized outcrop is located. These samples will be taken at the discretion of the leading field geologist to obtain a representative specimen of mineralization and / or alteration. Rock samples will be taken along gutters, cut through the mineralized outcrops and / or altered.

Rock samples and sediments will be stored in plastic bags, labeled for identification, packaged and sent for chemical analysis through a chain of custody to a laboratory accreditation and international solvency, we can ensure data consistent and reliable exploration, and allow us track progress in real-time results to be closing or expanding areas of anomalies.

Samples will be analyzed by atomic absorption or induced multiple elements plasma, among which include Au, Ag, Ba, Bi, Cd, Co, Cu, Fe, Ga, Hg, In, Pb, Sb, Sn, Te, W, Zn, and other indicators of mineralization associated with the type of deposit explored.

The results of the analysis are plotted together to geology, in detailed maps of anomalies and limits of these anomalies will be determined mediantes geostatistical analysis of the samples.

1.4.3. Cutting Lines and Soil Sampling

During this phase of mapping it is planned to establish one or more meshes soil sampling due to the efficiency of this method of exploration to define areas of hidden mineralization, covered by soil or weathering. The grid or mesh will be established with topography and surveying using precision equipment such as traffic type total station and / or differential GPS. The sampling interval to be used, typically in the order of 50-200 meters apart lines and from 25-100 meters between samples.

Soil samples will be taken into wells dug by hand with pick and shovel or hand holes using Auger type, from a depth of about 50 Cms., Or enough to sample the horizon "B" of the soil profile. Like rock samples and sediments, soil samples will be sent on the same basis for analysis to an accredited laboratory with recognized international standards of quality.

1.4.4. Detailed Geological Mapping

During this phase, we will develop detailed maps at 1: 10,000 or of larger outcrops and cuts along roads, drainage, firm and so on. Will be taken detailed structural measures, including stratifications, faults and joints, folds, foliations and addresses of veins. Simultaneously a systematic geochemical sampling along continuous gutters or chip on outcrops are performed.

As a basis for this detailed mapping will be used aerial photos, GPS receivers and detailed topographic maps as well as a network of local control surveying points along a grid or mesh established specially for this purpose.

Throughout the exploration program a vast precaution is taken to ensure quality control in the collection and analysis of samples, especially rocks, by including verification testing with known standards and random repetition of a number of samples for ensuring the accuracy of the analytical methods.

The results of chemical analyzes will be plotted in a digital format previously designed to complement previous work, and using computer programs specially designed for this purpose.

The results will be statistically analyzed to extract the three-dimensional anomalies of interest to them. Similarly, the results will be periodically checked by routine checkups in separate laboratories.

1.4.5. Pits and trenches

Digging pits and / or trenches on areas where it is necessary to expose rocks covered by soil and vegetation will be considered. The excavations will be carried out using a hydraulic backhoe or manually. This motor is compact and does not require access preparation. We will cut loose soil to 2.80 m (9'2''feet) deep to learn more about soil and subsoil, considering that there is no pattern yet to define where the first ends and begins the second.

The outcrops and areas of mineralization and / or discovered alterations during this activity will be mapped in detail and extensively sampled. The samples will be processed and analyzed in a similar way to the gutters and / or rock chip collected in the program of detailed mapping and geochemistry.

For this activity, while the works are in progress we will implement security measures such as fencing work areas and mark them properly, in order to restrict access to the work area to authorized personnel only. Once we have completed the work of excavation, mapping and sampling of the trenches and / or pits, a program of claim impacted areas will be conducted. This will include filling the trenches and / or pits used for the same purposes extracted material, restoring soil and topsoil removed and replanted with grass, shrubs and / or endemic plants.

1.4.6. Geophysics

Induced polarization (IP) by the time domain technique that provides power to the ground with a pulse of alternating square wave upon shall be determined by current injection apparent resistivity bulk soil to identify metal mineralization related ground and calculated from the input current and voltage primary measures mineralized zones and ensure other studies such as drilling, which will allow us to confirm, across the mineralization identified at depths and model them with surface results their similarities with relatively strong anomalies. Also will be identified and confirmed the structures or failure and abnormal concentrations for the Exploration Concesion (Gold, Silver, Copper, Zinc and Lead), called LA MINA.

1.4.7. Drilling

A first phase of exploratory drilling include at least about 4200.00 meters of diamond drilling on priority areas. It is not possible without a priori knowledge of the geology of the area and the proposed program of geophysics, determine the specific parameters of each probe, which will be distributed according to the anomalous areas and disturbed mineralization identified, but one would expect that most of these exceeding 150 meters. The polls will in diameter NTW (2,205 Sch. (5.61 Cms.)) Method that guarantees a 38.00% increase in the diameter of the resulting core NQ model, since it is characterized as a cut thin wall, increasing the cutting efficiency and recovery.

The orientation of these will be determined by the geological conditions of the explored areas and the results of the geophysical program.

The reason for choosing this drilling system is the versatility with which you can move this drill to remote or inaccessible places, without having to develop or build access roads, equipment can also be disassembled and built by hand, and space required, which shall never exceed 25.00 Mts2 addition to this equipment requires approximately 20.00% of tork, resulting in a significant drop in fuel consumption.

Because the perforations require water for circulation and cooling of the drill, it will be obtained from local surface sources. This water will be pumped up to drilling platforms, which will enter into a semi-closed circuit. Water will enter the circuit only when the poll and not re-circulate to the surface, but it infiltrates into the well. Fluid within the circuit is usually added drilling additives based on biodegradable polymers and bentonite clays. Cement may be used to control cavities and collapse of the probes to how to stabilize the direction of drilling or prevent leakage of water therefrom. These products are non-toxic and rapidly degradable, however will be treated with extreme caution and will be used in the minimum quantities required and the time when circumstances so require.

The drilling program will be carried out under the constant supervision of geologists to ensure the quality of work and compliance by the contractor with the standards of environmental protection and safety set by the developer of the award.

The exploration will be mapped to locate progress and depth deviation. After completion of the wells will be jacketed with PVC plastic, a way to ensure that no occurrence of future accidents and ensure, if required, test some method of three-dimensional geophysical or any other study.

1.4.8. Evaluation of Results

Once the exploration program completed, all information generated by the laboratory analysis will be compiled into a specialized computer system. Vertical sections and plan be developed and a three-dimensional model of the mineralization. Similarly the economic potential of any found reservoir is modeled using geostatistical methods.

Possible extensions of mineralization and the occurrence of other previously unrecognized mineralized zones were considered. Based on these interpretations the next phase of the program will be designed, if the results obtained to date warrant will be a reserve evaluation using reverse circulation drilling. To complement this program drilling with diamond cutting and retrieval purposes witnesses detailing the geological knowledge of the area will continue.

If the drilling results continue to provide positive information, they will not stop until both are not managed through the mineralized zone, and the next step, once you have located a significant mineral resource is to conduct a preliminary feasibility study and consider all possible scenarios for an eventual mining operation.

1.4.9. Calculation of Mineral Reserves

From the geological information obtained and the contributions obtained from the test pits and boreholes in the area, we will select the áreas with greater potential and delimit deposits most relevant sites.

Thus determine the probable reserve of the Concesion Exploration for Basic and Precious Metals and Minerals (Gold, Silver, Copper, Zinc and Lead), called "LA MINA" to define lifetime, compared to operating model predefined would last the reserve of (the) site (s), determining all relevant investments at short, medium and long term.

1.5. Making Bi-annual and Annual Reports

To comply with the provisions of Article 72 of the Mining Law No. 146, dated 4 June 1971 and Regulation No. 207-98, we will submit to the Directorate General of Mines, Three (03) Semiannual Reports with the progress of major exploration activities during the three (03) years of this application. These reports will supply any additional information on progress related to development in the present application where Mining Concession is located.

The Interim Report will present the progress of exploratory work which will include the sequence of activities and expenditures.

The Annual Reports, will inform the results obtained during the period, including sampling, surveying and geological correlations, screening methods employed for localization and definition of deposits of mineral substances.

It is anticipated that during the first three years of exploration we will have enough information to decide whether waiving the requested area or an exploitation concession is requested.

1.6. Socio-Economic Environmental Study

In order to know in details all the features of the area to evaluate, we will make a general recognition of it, where we will measure:

1.6.1. Flora and Fauna

First you must know the vegetation of the area, what are the endemic plants of the region and where the main aquifer runoff are, for the purpose of making an inventory of the flora and fauna and in the future have defined the remediation plan it would be implemented at project completion.

1.6.2. Population

Population of major communities and their modus vivendis, main sources of income, profits or scope of communities regarding the possession of services such as electricity, drinking water supplies and other benefits, is a fundamental part of the study to be performed.

1.6.3. Ways of Communication

Major roads, be it roads and highways and conditions, will be essential for the advancement of the exploratory work guidance, as these allow us to have a major advance, allowing us to penetrate different areas, which will be the starting point for areas.

1.7. Economic Feasibility Study Project

With all aspects of both geological, mining, technological, environmental, logistical and social acquaintances, field studies will be prepare in orderto establish the economic feasibility for implementation of the project.

In this context, we will prepare a study of the market or the products and sub-products derived from the operations at local, regional and international levels to quantify all the costs associated with the production, the level of investment required for the development will be defined and implementation, and in the same way, parameters to measure the level of desirability or feasibility of using the investment needed in implementing the project evaluated and the return of the capital invested will be calculated.

1.8. Exploitation Concession Application

Geological explorations in the requested área called "LA MINA" has positive results, ie one or more anomalies and / or damage to metallic minerals with a law that allows a rational exploitation locate the area and the economic evaluation studies would evidence that these resources can be developed in an economically viable project, then all information obtained will be collected, and this compendium proceed to make the corresponding file to request the Dominican Government, through the Directorate General of mining, a mining concession area delimiting the deposit or deposits evaluated, following the requirements and standards set out in the Mining Act in force and the provisions of the Implementing Regulations of this Law and the governing body of the official mining sector.

1.9. Design Method of Operation

Knowing the geological and logistical conditions of the area and the distribution and amount of exploitable reserves, in the event that these justify their exploitation, and knowing the demand for raw materials of the project, the main characteristics or mining methods to be defined that they allow an optimal and rational use of useful resources, minimizing negative environmental effects, allowing us to maintain harmony among neighbors, as active principal, and adjust to a program of corporate social responsibility, to be efficient and the transfer of technology and modern mining techniques that were needed by.

As a structural study, defining the directions and dips, the geometry of the reservoir, we would identify the technology to be used, equipment, machinery, staff make rational exploitation of any mineral deposit, also determining demand and possible sources of supply for the project of water and energy resources.

1.10. Environmental Impact Assessment Project

Parallel to the request for granting exploitation of resources assessed and known technical features in the areas of geology, mining, calculation of reserves and others, and economic conditions of the project we intend to make in the requested area shall be dealing with the Ministry of Environment and Natural Resources Terms of Reference for the EIA will be required to complete the permits for obtaining prior to the start of any mining operations Environmental License.

Following the specifications of the Terms of References cited and with the multidisciplinary team needed, the Environmental Impact Study and design of the Management Plan and Environmental Adjustment that must be implemented operations will take place before, during and after the conclusion.

As access for exploratory work mapping, sampling and drilling will be used the same roads used by villagers (farmers), so that logging or tree or shrub is not necessary, nor removal will be necessary topsoil throughout the exploration program (soil and rock geochemistry, geophysics and drilling).

So we would be betting on developing a mining based on a commitment to socio-environmental responsibility, maintaining a close relationship with the economic socio-physical-biotic and scenarios in different existing ecosystems, allowing participation of different social actors and designing instruments for the recovery and conservation of the environment and renewable natural resources, while sustainable development of mining and neighboring communities would be promoted as the established processes of environmental management model base environmental planning is created and renewable natural resources management plans through which they can achieve the goals of recovery, conservation and sustainable development to ensure that management involves environmental education and citizen participation, knowledge, conservation and sustainable use of biodiversity, pollution control, management, use and control of renewable natural resources.

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of February 28, 2015 we had negative working capital of $47,894 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$6,000
Auditor (i)	11,000	$17,000
Filing fees including edgar charges (ii)		2,500
Final payment on La Mina mineral claim		5,000
Office – courier, photocopying and faxing		400
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		2,640
Subtotal		27,540
Accounts payable to independent third parties – as at February 28, 2015		17,648
		45,188
Less: Cash on hand as of February 28, 2015		(20,383)

Additional funds required for the next twelve months		$24,805

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to February 28, 2015 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$26,185	$-	$26,185
Exploration – two programs of surface exploration	-	60,399	60,399
Consulting fees – preparation of registration statement	4,725	-	4,725
Edgarizing services	3,422	-	3,422
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	4,390	4,390
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	14,297	14,297
Office – photocopying charges	712	-	712
Office – membership to National Geological Association	-	80	80
Transfer agent – Initial List of Officers and preparation of incorporation documents	1,014	-	1,014
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	3,861	3,861
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to February 28, 2015	$38,867	$99,027	$137,894

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Liquidity and Capital Resources

As of February 28, 2015, we had $20,383 in cash which is not sufficient to meet our outstanding current obligation of $68,277 of which $50,629 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of February 28, 2015 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31 and November 30, 2014 in the amount of $17,535 and the balance owed for photocopying services in the amount of $113.

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

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing of the La Mina mineral property. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral properties of merit, on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop La Mina mineral property.

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

The Company’s Main Product

At present we do not have a main product until such time as we complete our exploration activities on La Mina mineral property We hope in the future to explore for gold which if found will be our main product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS

There has been no change in our securities since the fiscal year ended August 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the current period the Company obtained the mineral rights to La Mina mineral property located in the Provinces of Santiago and La Vega in the Dominican Republic.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 5, 2014, Registration No.333-194322)

3(ii)	By-laws (incorporated by reference from Recursos’ Registration Statement on Form S-1 filed on March 5, 2014, Registration No. 333-194322)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

____________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS QUELIZ, INC.
(Registrant)

Date: April 15, 2015	By:	/s/ “Alexya Papamps Dominguez”
ALEXYA PAPAMPS DOMINGUEZ Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

