Form 10-Q
period 2015-05-31
Recursos Queliz, Inc.
filed 2015-06-30
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ___________ to ___________

Commission File number 333-194322

RECURSOS QUELIZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0818620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Las Caobas, 4thSt., No. 24, Puerto Plata, Dominican Republic

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

June 30, 2015: 90,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Recursos Queliz, Inc. at May 31, 2015 (with comparative figures as at August 31, 2014) and the condensed consolidated statements of operations for the three and nine months ended May 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended May 31, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended May 31, 2015 are not necessarily indicative of the results that can be expected for the year ended August 31, 2015.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	May 31, 2015	August 31, 2014
	(Unaudited)	(Audited)
Assets
Cash	$8,507	$37,427
Total assets	$8,507	$37,427

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,908	$16,833
Advances from related party	50,705	50,393

Total current liabilities	69,613	67,226

Stockholders’ Deficit:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated during exploration stage	(151,106)	(119,799)

Total stockholders’ Deficit	(61,106)	(29,799)

Total Liabilities and Stockholders’ Deficit	$8,507	$37,427

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	5,700	12	13,028	6,091
General and administrative Expenses	7,512	6,925	18,279	27,325

Total expenses	13,212	6,937	31,307	33,416

Loss from operations	$(13,212)	$(6,937)	$(31,307)	$(33,416)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
Operating Activities

Net loss	$(31,307)	$(33,416)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	2,075	5,856
- payment of expenses by related party	312	190

Net Cash used in operating activities	(28,920)	(27,370)

Financing activities

Advances by related party	-	50,000

Net cash provided by financing activities	-	50,000

Net (decrease) increase in cash	(28,920)	22,630

Cash, beginning of period	37,427	18,464

Cash, end of period	$8,507	$41,094

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2015

(Unaudited)

1.	Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. (“Recursos” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for nine months ended May 31, 2015. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

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

In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period ended May 31, 2015 presented have been reflected herein

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $151,106 since its inception, had a negative working capital position of $61,106, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2015

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

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2015

(Unaudited)

4.	Significant transactions with related party

During the nine months ended May 31, 2015, the sole director and officer made no advances to the Company but is owed for prior advances an amount of $50,705 These advances are non-interest bearing and payable on demand.

The sole director and officer of the Company had orginially acquired 100% of the common stock issued. In March 2015, he sold 20,000,000 common shares to other investors resulting in the director owning 78% of the issued and outstanding shares.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to May 31, 2015 of $151,106. To continue, we must raise cash from other sources.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of May 31, 2015 we had negative working capital of $61,106 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$6,000
Auditor (i)	11,000	$17,000
Filing fees including edgar charges (ii)		2,500
Office – courier, photocopying and faxing		400
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		2,640
Subtotal		22,540
Accounts payable to independent third parties – as at May 31, 2015		18,908
		41,448
Less: Cash on hand as of May 31, 2015		(8,507)

Additional funds required for the next twelve months		$32,941

(i)	Represents fees for the next twelve months.
(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to May 31, 2015 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$29,445	$-	$29,445
Exploration – two programs of surface exploration	-	66,100	66,100
Consulting fees – preparation of registration statement	4,725	-	4,725
Edgarizing services	4,219	-	4,219
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	4,390	4,390
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	15,597	15,597
Office – photocopying charges	787	500	787
Office – membership to National Geological Association	-	80	580
Transfer agent – Initial List of Officers and preparation of incorporation documents	2,093	-	2,093
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	4,361	4,361
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to May 31, 2015	$44,078	$107,028	$151,106

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Liquidity and Capital Resources

As of May 31, 2015, we had $8,507 in cash which is not sufficient to meet our outstanding current obligation of $69,613 of which $50,705 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of May 31, 2015 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31, November 30, 2014 and February 28, 2015 in the amount of $18,795 and the balance owed for photocopying services in the amount of $113.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 in the amount of $50,000 respectively. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement did accrue to the benefit of the Company. The funds advance by our director are non- interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

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

Holders of Our Common Stock

As of the date of this Form 10-Q, we have 41 shareholders including our sole director and officer.

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

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding, which, in our case, will equal approximately 700,000 shares as of the date of this Form 10-Q; or

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the period the Company obtained the mineral rights to La Mina mineral property located in the Provinces of Santiago and La Vega in the Dominican Republic.

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

______________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS QUELIZ, INC.
(Registrant)

Date: June 30, 2015	By:	/s/ “Alexya Papamps Dominguez”
Alexya Papamps Dominguez Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

