Form 10-K
period 2015-08-31
Recursos Queliz, Inc.
filed 2015-10-06
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-194322

RECURSOS QUELIZ, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0818620
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Las Caobas, 4th St., No. 24, Puerto Plata, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (809) 970-2353

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,000 as of August 31, 2015, based on the registered resale of securities on Form S-1/A effective December 17, 2014 at a price of $0.002 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 6, 2015, the Registrant had 90,000,000 shares of common stock outstanding.

RECURSOS QUELIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2015

PART I

This Form 10-K, particularly in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

●	our attempts to explore La Mina claim in the Dominican Republic;

●	we have identified a mineral property in the Dominican Republic named La Mina which we will be exploring in the near future;

●	we may not be able to complete with other mining companies, either large or small, who operate in the Dominican Republic; and

●	there is no assurance we will be able to manage our future growth.

These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “Recursos Queliz” and the “Company” mean Recursos Queliz, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

Overview of Our Business

We are an exploration mining company with our principal offices located at No. 24, 4th Street, Las Coabas, Peurto Plata, Dominican Republic. Our phone number is 809-970-2353. Our President, Secretary and Treasurer, Juan Alexi Payamps Dominiguez, incorporated El Caporal Management, SRL, our wholly owned subsidiary, in the Domincan Republic and the parent company in Nevada in order to seek out and acquire a mineral property in the Dominican Republic. With strong gold prices at that time he was interested in acquiring a property where gold might be discovered in sufficient quantities to warrant possible future production. We were incorporated in the State of Nevada on September 20, 2012 under the name “Recursos Queliz, Inc.”

On September 18, 2012, we purchased a 100% interest of the Queliz Gold Concession (“Queliz Concession”) in San Jose de Ocoa, Dominican Republic. The Queliz Gold Concession consists of 5,200 mining hectares registered with the Ministry of Mines in the Dominican Republic. The Queliz Concession was acquired on September 18, 2012 by El Caporal Management, SRL. The Queliz Concession cost $13,000 to acquire it from the Department of Mines in the Dominican Republic.

On September 23, 2012, the subsidiary paid $25,800 for an exploration program on the Queliz Concession. The geologist carried out work in November 2012 and prepared a report with recommendations in February 2013. In August 2013, the Company paid for additional work on the concession in the amount of $19,778. Even with the Company undertaking two exploration programs on the Queliz concession, the Director of Mines for the Dominican Republic cancelled the Company’s rights to any mineralization on the claim.

As at August 31, 2015, we had $30,774 in cash with no other assets. From our inception on September 20, 2012 through August 31, 2015, we have raised $90,000 in capital in private placement (through the issuance of 90,000,000 shares of common stock at the price of $0.001 per share to our director). Queliz has raised no other funds since that time other than advances from its sole director and officer in January and February 2014 in the amount of $50,000 respectively and another advance of $25,000 in August 2015. These advances are on a demand bases and bear no interest.

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

As an emerging growth company we are exempt from Section 14A(a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Our Company is a start-up, exploration mining company formed to explore mineral properties in the Dominican Republic or elsewhere in the world.

The Company purchased, through its wholly-owned subsidiary, El Caporal Management, SRL (herein known as “El Caporal”) a 100% interest in the Queliz concession in the Dominican Republic. After having completed two exploration programs on the Queliz concession, the Director of Mines for the Dominican Republic cancelled the concession.

Our director has advanced $844 by way of paying on behalf of the Company certain expenses. In addition, he has advanced a further $75,000 for working capital purposes.

As at August 31, 2015, we had $30,774 in cash on hand and current liabilities of $96,152 resulting in a negative working capital position of $(65,378). Unless the Company is able to raise additional working capital in the future it might have to cease operations.

The Queliz concession, prior to its cancellation, had no production and hence was considered a grass roots property; since limited exploration work had occurred in the past. We have no other assets other than cash and therefore are considered a shell company.

ITEM 1A. RISK FACTORS.

The “Risk Factors” below are provided for a potential investor as information before he or she makes a decision to invest in Recursos Queliz and therefore should be reviewed as an integral part of this Form 10-K. There is a high degree of risk in the purchase of our common shares and a potential investor should be aware of these risk factors before making a decision to purchase shares in our Company’s common stock. If any of the following risk materialize, it could be extremely harmful to the future operations of Recursos Queliz and have an adverse effect on our stock price, if and when it ever is quoted. A potential investor must be aware that he or she could lose their entire investment in Recursos Queliz.

Risks Factors Which May Effect Our Business

Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report dated October 6, 2015 on our financial statements, as included in this Form 10-K, expressed an opinion that our Company’s capital resources as of August 31, 2015 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we are able to raise additional funds in the near future due to our estimated future exploration costs and need for working capital. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operations which means any potential investor acquiring shares in the future will lose their entire investment in Recursos Queliz.

If we don't obtain additional financing our business may fail.

Our cash as of August 31, 2015 is estimated not to be sufficient to maintain our operations over the next twleve months. We will need to obtain additional financing in order to complete our business plan. As of August 31, 2015, we had cash on hand of $30,774 against $96,152 in current liabilities of which $75,844 is owed to our sole director and officer. While we have recently acquired the mineral rights to La Mina claim in the Dominican Republic we do not know what the total cost of any future exploration program will be. Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of La Mina Gold Claim, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made. We were incorporated on September 20, 2012, and, to date, we have accumulated a net loss of $155,378 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Queliz concession and the preparation, filing of a registration statement and this Form 10-K as well as various Form 10-Q.

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

We will have to compete against other bigger mining companies to recruit and retain such qualified managerial, professional and technical employees to assist us with the exploration of La Mina claim. Our success as a going-concern may hinge on our ability to attract and retain such talent. These individuals may be in high demand since there are numerous mining companies, both large and small, actively exploring mineral properties in the Dominican Republic. Accordingly, we may not be able to offer the high salaries and fees demanded by such qualified personnel or may lose them after they are hired. Currently, we have not hired any key personnel other than our sole director and officer, and we do not intend to do so for the next 12 months or until we have the funds to explore La Mina claim. If we are unable to hire key personnel when needed, any future exploration program may be slowed down or suspended.

We may be subject to certain unforeseen legal proceedings that would adversely impact our financial position.

Through the ordinary course of business, we may be subject to claims or certain legal proceedings against us. There are no outstanding claims or legal proceedings to date, but if litigation or an unfavourable resolution, which could materially adversely impact our financial position, were to occur then we may have to suspend or cease operations.

Risks Related to our Common Stock

Due to the speculative nature of mining, a potential investor could lose their entire investment.

New mineral exploration companies such as Recursos Queliz suffer a high rate of failure. Exploring minerals and trying to start-up a profitable mining company is very speculative and involves substantial risk. The financial investments to be made by us may not result in the discovery of potentially profitable reserves of valuable minerals. Obstacles to success include variable expenses, logistical and regulatory complications and other unforeseen delays. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which may not decide or be able to insure. The likelihood of a mineral concession ever having a commercially viable reserve is very rare. In all probability, La Mina might contain no reserves and therefore be unattractive for both further exploration or investment. Any investment on the exploration of La Mina will probably be lost.

Since our sole officer and almost all of our assets are located outside the United States, it would be difficult for potential investors to enforce within the United States any judgments against our Company or officer.

We were incorporated in the State of Nevada on September 20, 2012 and have an agent for service in Carson City of the same state. However, almost all of our assets and business is located outside the United States. We also do not maintain any offices within the United States and our sole officer and director is a resident of the Dominican Republic. While our agent for service will accept on our behalf any demands or notices authorized by law to be served to a corporation, they will not accept service on behalf of our sole officer or director. Our sole officer and director, at this time, does not have an agent for service in the United States. Thus, it would be difficult for investors to enforce within the United States any judgments against our Company or sole officer, including judgments relating to federal or state-based civil liability provisions.

Purchasers of our common stock may not be able to resell their common stock because there is no public market for our shares and we do not intend to register the shares in any State.

Even if our future operating results are positive, it may be difficult or impossible for an investor to resell our common stock. At this time, we do not intend to register our common stock with any State. Investors will therefore not be able to resell their shares in any State unless the resale is exempt under the Blue Sky Laws of the State in which the shares are to be sold. Our common stock is also not currently listed or quoted on any established trading system. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price should one develop.

Without a public market there is no liquidity for our common stock and investors may never be able to sell their shares.

Our common stock is not listed on any exchange or quotation system. We do not have a market maker either. Thus, there is no market for our shares. If no public market develops for our shares then our future shareholders will not be able to sell their shares via an organized market place. They would have to sell their shares privately, which may prove impossible. Should they be able to do so, they may also not receive a price per share as good as what a more public market would have brought. It is our intention to apply for a quotation on the Over the Counter Bulletin Board (“OTCBB”). The steps needed to do this are:

1.	To be sponsored by a participating market maker who has direct access to FINRA personnel and who will file a Form 211 on our behalf; and

2.	To become current in our periodic reports – at minimum Forms 10K and 10Q filed with the United States Securities and Exchange Commission (“SEC”) or other regulatory authorities.

There is no certainty of being able to successfully identify an appropriate market maker and if we are unable to there will be no public market and no liquidity for our common stock. If things go as planned, It may take a third of a year to have OTCBB quotation approval.

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

To fund future exploration on La Mina claim, we will most likely need to raise capital through the issuance of shares from our Treasury. Any future share issuance will cause a dilution effect to our existing and future shareholders by reducing their percentage ownership of our Company. The more shares we have to issue the greater the dilution effect to our shareholders. At this time, we are unsure of how much money we will need to raise, how much financing is available to us from different means or how many shares we may or may not need to issue to meet our financial needs.

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

Our sole officer owns the majority of the voting stock, which allows him to make decisions and effect transactions without any shareholder approval.

Our sole director owns 77.7% of our issued and outstanding shares. Accordingly, he is able to control, among other things, the outcome of stockholders’ votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transaction such as mergers. This will prevent any purchaser of our common shares from having a significant voice as to how we should proceed as a company.

The cost associated with reporting under the Exchange Act might have a financial impact upon our operations.

Now that Recursos Queliz is a reporting company under the Exchange Act, we are required to file annual and quarterly reports and proxy materials with the SEC. Due to the significant cost associated with meeting these reporting obligations as a public company, we may have insufficient funds for the future exploration of La Mina mineral claim. A failure to develop and maintain proper and effective internal control over financial reporting in timely manner may decrease investor confidence and jeopardize our standing the SEC.

ITEM 2. PROPERTIES.

The original property held by the Company was the Queliz concession located in the Dominican Republic. The Company undertook two exploration programs on this concession before the Director of Mining for the Dominican Republic cancelled our rights to the minerals on this concession. Therefore, the Company has no further interests in the minerals located on the Queliz concession. No real explanation was given for the cancellation of the concession.

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

ARROYO CANA
VILLA ALTAGRACIA
18°50'
18°40'
70°30'
70°15'
70°00'
0
10 km
BASAMENTO PRE-APTIENSE
COBERTERA ARCO ISLA (Post-Obducción)
Terreno de Duarte
Complejo Duarte (Jurásico Med-Sup/ Cretácico Inf ?)
Terreno de Loma Caribe
Peridotita Loma Caribe
Fm. Peralvillo Norte (Cretácico Inferior)
Terreno de Maimón -Amina
Formación Maimón (Cretácico Inferior)
Complejo Río Verde (Cretácico Inferior ?)
Rocas Ígneas
Noritas y Gabronoritas de la Jautía
Fm. Tireo (Cretácico Superior)
Fm. Siete Cabezas (Cretácico Superior)
Fm. Peralvillo Sur (Cretácico Superior)
Fm. Don Juan (Cretácico Superior - Eoceno Inferior)
Tonalitas foliadas (90-87 Ma)
Tonalitas no foliadas
Aluviones Plio-cuaternarios
Dioritas

Figura 2. Mapa geológico esquemático del sector meridional de la Cordillera Central Dominicana, Hojas a E. 1:50.000 de Villa Altagracia y Arroyo Caña (mod. de Hernaiz Huerta et al., 2000a y b).

Figure 2. Schematic geological map of the southern Cordillera Central in the Dominican Republic, Villa Altagracia and Arroyo Caña E. 1:50.000 cartographic sheets (from Hernaiz Huerta et al., 2000a y b).

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

Exploration Program

In order to achieve the main logistics, geological and mining details, we have scheduled a plan of geological and mining work to be done in the area of the Concession Exploration for Minerals and Precious Metal (Gold, Silver, Copper, Zinc and Lead), called "LA MINA", in addition to assessing the socio-economic and environmental conditions that currently exist in the area of the mining project.

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

MAPA GEOLÓGICO DE LA ESPAÑOLA

74°00'
72°00'
70°00'
19°00'
0 40 km.
HAITÍ
PUERTO PLATA
PORT-AU-PRINCE
SANTO DOMINGO
REPÚBLICA DOMINICANA
Aluvial
Arrecifes Pliocenos y Pleistocenos
Rocas siliciclásticas Miocenas-Pliocenas
Caliza de Los Haitises
Calizas Oligocenas-Miocenas
Conglomerados Oligocenos y Miocenos
Rocas Eocenas
Cinturón de Peralta
Calizas y rocas volcánicas del Cretácico superior
Grupo Tireo
Basaltos, generalmente oceánicos
Gabros
Serpentinitas
Brecha tectónica (melange)
Granitoides
Mármoles
Esquistos de alta-P
Anfibolitas
Fm. Peralvillo-Siete Cabezas
Fm. Los Ranchos
Complejo Río Verde
Complejo Duarte
Formación Maimón
Grupo Mamey

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

Competitive Factors

We are a small exploration company with limited personnel and funds. There are many other exploration companies who have more personnel and funds at their disposal to carry out exploration and extraction on their concessions. Further, they will be able to attract expertise and workers better with higher salaries. This is a huge disadvantage for us.

Recursos Queliz’s Main Product

Recursos Queliz’s main product will be the sale, if a mineral ore reserve is identified on La Mina mineral property, of gold or other minerals that can be extracted from it once the claim has been explored.

Exploration Facilities

The Company has no plans to construct a mill or smelter on La Mina and the likely hood of an ore body being discovered is slight. While in the exploration stage, the crew of workers will be housed in tent located on La Mina or in is a town nearby and then the facilities in the town will be used. This will initially avoid building any structures either permanent or removable on La Mina.

We have no plant or significant equipment, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have both located a body of ore on the mineral claim to be identified and have determined the economical feasibility of its extraction.

Employees

Besides the director, no other employees exist within the Company. For any future exploration program on La Mina, we will likely retain the services of the geologist. He will be responsible for hiring addition personnel to assist in the exploration as he sees fit. Once the exploration work is complete, the geologist and any other personnel he has hired will be terminated to reduce our on-going expenditures. Others may be hired on short-term bases as needed. Nevertheless, we are hoping to be able to hire full time employees once we have proven ore reserves on La Mina claim.

Consulting Fees

Other than the fees spent to prepare the effective registration statement, the Company is not expecting to hire any other consultants in the near future. This does not take into consideration consulting work relating to future geological reports on La Mina. Such consulting fees cannot be determined at this time.

Contractual Obligations

We currently have no contractual obligations. We have not entered into any contracts with the director, contracting geologist or other individuals or companies. There are no contracts for equipment or with mineral processing and refining facilities. There are also no contracts with potential purchaser or joint-venture partners.

Research and Development Expenditures

Recursos Queliz has not expended any money on research and development since its inception.

Patents and Trademarks

Recursos Queliz does not have any patents or trademarks.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

There is no public market for our common shares due to not being either quoted or listed on a recognized stock exchange. Recursos Queliz will make an application to FINRA for a quotation on the OTCBB now that its registration statement has become effective. There is no guarantee that the Company’s shares will ever be quoted on the OTCBB.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Common Shares

At this time the outstanding number of common shares is 90,000,000. Only 20,000,000 of these common shares were registered under our effective registration statement and have been sold by our director to various third parties. All our outstanding common shares are fully paid and non-assessable.

Our shareholders are entitled to one vote for each share owned on any and all matters brought forth at a shareholders’ meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire Board of Directors. Therefore, any shareholder or shareholders, cumulatively, with less than 50% cannot elect any director to the Board of Directors on their own. Pursuant to the provisions of Section 78.320 of the Nevada Revised Statutes (the “NRS”) and Section 8 of our Bylaws, at least one percent of the outstanding shares of stock entitled to vote must be present, in person or by proxy, at any meeting of stockholders in order to constitute a valid quorum for the transaction of business. Actions taken by stockholders at a meeting in which a valid quorum is present are approved if the number of votes cast at the meeting in favour of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors are elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes such as the liquidation of all our assets, mergers or amendments to our Articles of Incorporation require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights, no conversion rights and no subscription rights. There are no redemption or sinking fund provisions applicable to the common stock.

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Preferred Stock

At present, we have no plans to issues any preferred stock. If and when it is done, this would be under the authority of our Board of Directors, which would then determine the rights, privileges and restrictions thereof.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliates at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year that can be eliminated after a one-year hold.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows:

1.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current director and officer, will equal approximately 70,000 shares as of the date of this Form 10-K; or

2.	The average weekly trading volume of our Company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

As of the date of this Form 10-K, we are a company that has either no or nominal operations and no or nominal assets (a “shell company”). In particular, Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

As a result, our sole director and officer, being an affiliate, and any other person initially issued shares of our common stock, excluding those shares registered in our effective registration statement, may not be entitled to sell such shares until the above conditions have been satisfied. Upon satisfaction of these conditions, such sales by our director would be limited by the manner of sale provisions and notice requirements and to the availability of current public information about us as set forth above.

HOLDERS OF OUR COMMON STOCK

As of October 6, 2015, there were 41 shareholders holding 90,000,000 common shares of which our sole director and officer hold 70,000,000 common shares.

DIVIDENDS

Recursos Queliz’s Articles of Incorporation or Bylaws do not restrict it from declaring dividends. Nevertheless, the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recursos Queliza has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. Management wants to retain any excess funds in the Company for working capital and for further exploration on its La Mina mineral claim.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Recursos Queliz has not issued any stock options to its sole director nor has it attached share purchase warrants to the shares issued and outstanding. There are no convertible securities as of the date of this Form 10-K. Queliz has not registered any shares for sale by security holders under the Securities Act other than as disclosed in our effective registration statement.

Our authorized capital consists of 400,000,000 shares of common stock, par value $0.001 per share, of which 90,000,000 shares are presently issued.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreement with our executive officer nor any other individual.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Change in Control of Our Company

We do not know of any arrangements that might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd, Salt lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

RECENT SALES OF UNREGISTERED SECURITIES

None.

We filed with the SEC a registration statement on Form S-1 under the Securities Act of 1933, as amended, with respect to the offering of our common stock. For further information, with respect to us and our common stock offered under our effective registration statement, we refer you to the registration statement, including the exhibits and the financial statements and notes filed as a part of the registration statement. Statements contained in this Form 10-K as to the contents of any contract or any other document referred to are not necessarily complete, and in each instance, we refer you to the copy of the contract or other document filed as an exhibit to the effective registration statement. Each of these statements is qualified in all respects by this reference.

The exhibits to the effective registration statement should be referenced for the complete contents of these contracts and documents. You may obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates. You may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

Since our registration statement has become effective, we are subject to the information reporting requirements of the Securities Act and we will file reports, proxy statements and other information with the SEC. These reports, proxy statements and other information will be available for inspection and copying at the public reference room and website of the SEC referred to above. We do not at this time have our own website.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and their corresponding notes included elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. You should review “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward looking statements.

Overview

Recursos Queliz is a start-up company. We were incorporated in the State of Nevada on September 20, 2012. Previously we held the rights to the mineral rights to the Queliz Concession before it was cancelled by the Director of Mines for the Dominican Republic. The Company incorporated a wholly-owned subsidiary in the Dominican Republic on September 28, 2012 named El Caporal Management, SRL. which original held the mineral rights to the Queliz concession and now to La Mina claim.

We previously have undertaken two surface exploration programs on the Queliz Concession. The first in September 2012 and the second in August 2013. Both these exploration programs comprised obtaining soil, sediment and rock samples from various areas of the Queliz Concession. Unfortunately, the Director of Mines in the Dominican Republic decided to cancel our rights to the minerals on the Queliz concession and hence we have no further rights to such minerals. During the current period the Company obtained the rights to the minerals on La Misa mineral claim located in the Dominican Republic.

We have a limited operating history and have not yet generated or realized any revenues from our activities. We are in the early stages of exploration, and there is a reasonable likelihood no revenue will ever be derived from any mineral concession we obtain in the futue. Even if exploration were successful, comprehensive economic and legal studies would also have to demonstrate the feasibility of production.

Our financial statements contained in this Form 10-K have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. No adjustments have been included in the financial statements; these adjustments would be necessary if we could no longer continue as a going concern.

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to August 31, of 2015 of $155,378. To continue, we must raise cash from other sources.

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of August 31, 2015 we had negative working capital of $65,378 and is expected to increase further still further during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000 and a further advance of $25,000 in August 31m 2015. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Misa mineral claim in the Dominican Republic. Such exploration may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

Funds Required over the Next Twelve Months.

We are committed to the following expenditures over the next twelve months which must be met if we are going to remain a going concern. Presently, we have limited available funds to meet these obligations unless our sole director is willing to advance us further funds. The following expenditures are estimates made by management based on what he feels will be the final amount due and payable. All amounts herein are expressed in United States dollars.

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$6,000
Auditor (i)	11,000	$17,000
Filing fees including edgar charges (ii)		2,500
Office – courier, photocopying and faxing		400
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		1,640
Subtotal		21,540
Accounts payable to independent third parties – as at August 31, 2015		20,308
		41,848
Less: Cash on hand as of August 31, 2015		(30,774)

Additional funds required for the next twelve months		$11,074

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

It is estimated from the above cash analysis that the present cash position will not be sufficient for twelve months.

The sources available to the Company are as follows:

•	Further advances from our sole director and officer;

•	Seeking institutional lending with a personal guarantee from our sole officer and director; or

•	Once the Company has obtained a quotation on the OTCBB, if it ever does, to enter into an underwriting in order to seek funds from the investing public.

At the present time management has not considered any of these options.

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to August 31, 2015 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$32,705	$-	$32,705
Exploration – two programs of surface exploration	-	66,100	66,100
Consulting fees – preparation of registration statement	4,725	-	4,725
Edgarizing services	4,952	-	4,952
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	4,390	4,390
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	15,597	15,597
Office – photocopying charges	1,066	-	1,066
Office – membership to National Geological Association	-	580	580
Transfer agent – Initial List of Officers and preparation of incorporation documents	2,093	-	2,093
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	4,361	4,361
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to Auguts 31, 2015	$48,350	$107,028	$155,378

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Liquidity and Capital Resources

As of August 31, 2015, we had $30,744 in cash which is not sufficient to meet our outstanding obligation of $96,152 of which $75,844 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of August 31, 2015 comprise the fees charged by our bookkeeper for preparation of the financial statements as of August 31, November 30, 2014 and February 28 and May 31, 2015 in the amount of $20,055 and the balance owed for photocopying services in the amount of $253.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 in the amount of $50,000 respectively and a further advance in August 2015 of $25,000. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement accrued to the benefit of the Company. The funds advance by our director are non-interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

At this time we have not made a decision as to where we will obtain additional funding to assist in the development of our Company including the exploration of La Mina claim. Certain avenues available to us are inducing our director to advance further funds to our Company, complete a private placement or undertake a public offering of our shares from Treasury.

Off-Balance Sheet Arrangements

None.

Trends

From Recursos Queliz’s date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management, Recursos Queliz is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. Please refer to Recursos Queliz’s assessment of Risk Factors as noted on page 6.

Critical Accounting Policies and Estimates

In accordance with the U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions on our financial statements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an on-going basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

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

Royalties

There are currently no situations where we are paying any royalty based upon production and sales since we do not have any production.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the years ended August 31, 2015 and 2014 are attached as follows:

PLS CPA, A PROFESSIONAL CORPORATION

◆4725 MERCERY STREET #210 ◆SAN DIEGO ◆ CALIFORNIA 92111◆

◆TELEPHONE (858)722-5953 ◆FAX (858)761-0341 ◆FAX (858) 764-5480

◆E-MAIL changgpart@gmail.com◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Recursos Queliz, Inc.

We have audited the accompanying consolidated balance sheets of Recursos Queliz, Inc. and its subsidiary the “Company”) as of August 31, 2015 and 2014 and the related consolidated financial statements of operations, changes in shareholder’s equity and cash flows for the years ended August 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recursos Queliz, Inc. and its subsidiary as of August 31, 2015 and 2014, and the results of its operation and its cash flows for the years ended August 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

October 6, 2015
San Diego, CA. 92111

F-1

RECURSOS QUELIZ, INC.

Consolidated Balance Sheets

	August 31, 2015	August 31, 2014

Assets

Cash	$30,774	$37,427

Total assets	$30,774	$37,427

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$20,308	$16,833
Advances from related party	75,844	50,393

Total current liabilities	96,152	67,226

Stockholders’ Deficit
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated during exploration stage	(155,378)	(119,799)

Total stockholders’ deficit	(65,378)	(29,799)

Total Liabilities and Stockholders’ Deficit	$30,774	$37,427

See accompanying notes to the consolidated financial statements

F-2

RECURSOS QUELIZ, INC.

Consolidated Statement of Operations

	For the year ended August 31, 2015	For the year ended August 31, 2014

Revenue	$-	$-

Expenses
Exploration costs	13,027	6,091
General and Administrative expenses	22,552	41,581

Total expenses	35,579	47,672

Loss from operations	(35,579)	$(47,672)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the consolidated financial statements

F-3

RECURSOS QUELIZ, INC.

Consolidated Statement of Stockholders’ Deficit

	Common	Stock	Deficit Accumulated During the
	Shares	Amount	Exploration stage	Total

Balance as at August 31, 2013	90,000,000	90,000	(72,127)	17,873
Net loss for the year ended August 31, 2014	-	-	(47,672)	(47,672)
Balance as at August 31, 2014	90,000,000	90,000	(119,799)	(29,799)

Net loss for the year ended August 31, 2015	-	-	(35,579)	(35,579)

Balance as at August 31, 2015	90,000,000	$90,000	$(155,378)	$(65,378)

See accompanying notes to the consolidated financial statements

F-4

RECURSOS QUELIZ, INC.

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2015	For the Year ended August 31, 2014
Operating Activities

Net loss	$(35,579)	$(47,672)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

-accounts payable	3,475	16,242
-payment of expenses by related party	451	393

Net Cash used in operating activities	(31,653)	(31,037)

Financing activities

Advances from related parties	25,000	50,000

Net Cash provided by financing activities	25,000	50,000

Net (decrease) increase in cash	(6,653)	18,963

Cash, beginning of year	37,427	18,464

Cash, end of year	$30,744	$37,427

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the consolidated financial statements

F-5

RECURSOS QUELIZ, INC.

Notes to the Consolidated Financial Statements

August 31, 2015

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. (“Recursos” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for year ended August 31, 2015. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

Recursos was incorporated under the laws of the State of Nevada on September 20, 2012 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The consolidated financial statements present the balance sheet, statement of operations, stockholders’ deficit and cash flows of the Company. These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the year ended August 31, 2015 presented have been reflected herein.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $155,378 since its inception, had a negative working capital position of $65,378, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole officer and advances made by him. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

F-6

2. Summary of Significant Accounting Policies

Basis of Accounting

The Company recognizes income and expenses based on the accrual method of accounting.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share.

F-7

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

Non-Monetary items including equity are recorded at the historical rate of exchange; and

Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

F-8

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carry value due to the short-term maturity of the instruments.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Mineral property rights

On September 18, 2012, the Company obtained a mineral concession in the Dominican Republic named Queliz Gold Claim for the sum of $13,000. During October 2012 the Company undertook an exploration program on the Queliz Gold Claim in the amount of $25,800 and a further exploration work in August 2013 in the amount of $19,778.

The acquisition costs have been impaired and expensed because there has been limited exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

In September 2014, the Director of Mines for the Dominican Republic cancelled the Company’s interest in the mineral rights on the Queliz Gold Claim resulting in the Company having no further interest in the minerals on the claim. During the year the Company acquired the mineral rights to another claim in the Dominican Republic called La Mina. No work has been undertaken on the claim to date.

F-9

4. Significant transactions with related party

During the years ended August 31, 2015 and 2014, the sole director and officer made advances to the Company in the amount of $25,000 and $50,000 and funded daily operations of the Company in the amount of $451 and $393.

As of August 31, 2015 and 2014, the balance of advances from the sole director and officer is $75,844 and $50,393.

These advances are non-interest bearing and payable on demand.

The sole director and officer of the Company has acquired 77.7% of the common stock issued.

5. Common stock

The Company’s authorized common stock consists of 400,000,000 shares of common stock, with par value of $0.001.

On October 2, 2012, the Company issued 90,000,000 shares of its common stock to its sole director and officer at $0.001 per share, for net proceeds of $90,000.

Under an effective registration statement the director has sold to other parties a total of 20,000,000 common shares at a price of $0.002. None of the proceeds of these sales resulted in any funds being paid to the Company.

F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our principal independent accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2015 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our sole director and officer to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of our sole director and officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our sole director and officer; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2015, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of August 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated in their report dated October 6, 2015 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our sole director will be elected in the future by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

Our officer and director as of October 6, 2015 is as follows:

Name and address	Age	Position(s)

Juan Alexi Payamps Dominguez 4th St, No. 24, Las Caobas Peurto Plata, Dominican Republic	39	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director

Juan A. P. Dominguez was appointed as a Director on September 21, 2012 and on the same day by a Resolution of the Board of Director was appointed as Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director.

Biographical Information

J. A. P. Dominguez brings a background of finance and mining experience to the company. He was born in the Dominican Republic and has remained a resident of the Dominican Republic throughout his life. He holds a Bachelor of Commerce and a Masters of Business Administration from Dominican universities and has worked with the Dominican offices of two foreign mining companies since 2006 helping them carry out operations locally. For two years starting in 2006, he worked as Operational Manager for Placerdome doing research and development of new mining projects in conjunction with the company’s mining geologist. In addition, he collaborated with the engineers by providing logistic and administrative solutions to the new projects being developed. Starting in 2009 to the present time, he worked as President for his own company, Payamps Dominguez Properties, developing and evaluating projects as well as searching for and exploring mining prospects in the Dominican Republic. At the same time, he was employed from 2009 for two years as Operation Manager for Solid Gold Explorations located in Bonao in the Dominican Republic where he assisted in achieving significant cost savings by overseeing all financial arrangements and investor relations. He also identified and negotiated other mining properties in the local area in addition to establishing new policies and procedures for new developmental properties. In addition, he established the accounting and control procedures for an investment by the company in Costa Rica and assisted in identifying and negotiating other mining properties in the area.

Despite his short period in the positions he occupied with Placerdome and Solid Gold Explorations in the mining industry, he has sufficient knowledge as to how to manage and efficiently administrate a mining company. He is a team builder, has the leadership skills and has collaborated with engineers by assisting in the costing of new projects being considered for excavation and drilling. These qualifications, attributes and skill are a valuable asset in being a director of a company in the exploration of mineral properties.

Mr. Dominguez does not work full time for our Company. He spends approximately 30 hours a month on corporate matters and in the future will oversee of our exploration program. Once the exploration program is started, it is expected Mr. Dominguez will increase his hours.

Mr. Dominguez is not an officer or director of another company registered under the Securities and Exchange Act of 1934 since Payamps Dominguez Properties is a private holding company.

Term of Office

Our sole director is appointed to hold office until the next annual meeting of our future stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the future Board of Directors.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, our executive officer has not:

a)	been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

b)

filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

c)

been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;

d)

acted as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

e)	engaged in any type of business practice;

f)	engaged in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

g)

been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

h)

been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities; or

i)

been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Director’s Audit Committee

Below is a description of the Board of Director’s Audit Committee. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor our Company’s accounting and reporting processes and the audits of our Company’s financial statements.

Our audit committee is composed solely of J. A. P. Dominguez. While he is the President and Chairman of the Audit Committee, he cannot be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have a person meeting these qualifications. However, Mr. Dominguez is planning to engage the services of an independent accountant or similar individual to provide advice to the Audit Committee as and when the Committee meets to review our Company’s financial statements. No such individual has been identified as at the date of this prospectus.

Apart from the Audit Committee, our Company has no other Board Committees.

Conflicts of Interest

Our director is not a director or officer of any other company involved in the mining industry. However, there can be no assurance such involvement will not occur in the future, and this could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board adopted, on September 24, 2012, a Code of Business Conduct and Ethics. Queliz’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Queliz and its officers to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have no paid employees. Our director fulfils many functions that would otherwise require our Company to hire employees or outside consultants. On occasions, professionals have also been hired on a contractual basis to assist with company’s affairs.

Family Relationships

Since we have only one director and officer there is no family relationship.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, the our sole director and officer has failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Juan Alexi Payamps Dominguez CEO, CFO, CAO and President	None	None	None

ANTI-TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act: The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest." This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%. A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The shareholders or Board of Directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act. The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law. An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation. At this time, we do not have 100 shareholders of record resident of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders. The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us. This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met. The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

J.A.P. Dominguez, our director and secretary-treasurer, has not received any payment from us for his services from the period of inception to the present date.

Outstanding Equity Awards

Since incorporation on September 20, 2012, we have not granted any stock options or stock appreciation rights to our director.

Compensation of our Director and Officer

We have no standard arrangement, written or unwritten, to compensate our director for his services. He is reimbursed for all travel and lodging expenses associated with corporate matters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 13, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officer and director, and (iii) our named executive officer as defined in Item 402(m)(2) of Regulation S-K. Our sole director possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	Juan Alexi Payamps Dominguez 4th St, No. 24, Las Caobas Peurto Plata, Dominican Republic	70,000,000 (Direct)	77.7%

_____________

(i)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 6, 2015, there were 90,000,000 shares of our common stock issued and outstanding.

Changes in Control

There are no arrangements which may result in a change in control in the future.

Holders of Common shares

As of the date of this Form 10-K, the Company has 41 shareholders including our sole officer and director. The number of shares held by our officer and director is 70,000,000 common shares.

Commodity Price Risk

The recent fall in world gold and other resource prices may make the acquisition of capital to explore our property problematic. Compared to ten years ago, mineral prices are strong. This has resulted in more companies, however, competing for mineral properties, equipment, employees and buyers. If the global market becomes more bearish and commodity prices continue to fall, then we will have difficulty finding loans or joint-venture partners that may be necessary to find, extract and sell minerals such as gold. This may prevent us from being a going concern.

Penny Stock Rule

Recursos Queliz’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously, or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing with a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Recursos Queliz’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Recursos Queliz’s shares.

From Recursos Queliz’s point of view, being subject to the Penny Stock Rule, could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Recursos Queliz due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Recursos Queliz. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares might consider whether they will be able to sell their shares at the price indicated in our effective registration or higher since if no broker-dealer becomes involved with Recursos Queliz and Recursos Queliz is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Recursos Queliz has not issued any stock options to its sole director nor has it attached share purchase warrants to the shares issued and outstanding. There are no convertible securities as of the date of this Form 10-K. Recursos Queliz has not registered any shares for sale by security holders under the Securities Act other than as disclosed in our effective registration statement.

Our authorized capital consists of 400,000,000 shares of common stock, par value $0.001 per share, of which 90,000,000 shares are presently issued.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd, Salt lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Market Information

Recursos Queliz’s stock is not presently traded or quoted on any public market and therefore there is no established market price for the shares. It is anticipated one or more broker dealers may make a market in its securities over-the-counter, with quotations carried on the “OTC Bulletin Board”. At the present time, there is no established market for the shares of Recursos Queliz. There is no assurance an application to the FINRA will be approved. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K. Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock. This would make it far more difficult for stockholders to dispose of their common stock. This could have an adverse effect on the price of the common stock.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

Recursos Queliz has no proposed symbol for the OTCBB.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

CORPORATE GOVERNANCE

Director Independence

J. A. P. Dominguez is not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee that is solely run by the Company’s Director and thus not independent. Again, he cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. It is our intention to seek a financial expert when we are financially able to.

Apart from the Audit Committee, we have no other Board Committees. Since inception, our sole director has conducted the Company’s business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.	Our sole director and officer;

2.	Any person proposed as a nominee for election as a director;

3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.	Any of our promoters; and

5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

On October 2, 2012, we issued 90,000,000 shares of common stock to our Chief Executive Officer, President and Director, J. A. P. Dominguez at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. Of the 90,000,000 common shares issued Mr.Dominguez sold 20,000,000 common shares to friends, relatives and business associates at a price of $0.002 per share. None of the proceeds of these sales accrued to the benefit of the Company.

Mr. Dominguez has advanced the total of $75,000 to the Company in order to provide it with working capital. These advances bear no interest and are repayable upon demand.

Mr. Dominguez is considered to be a promoter for the Company since he is the individual who founded and organized the business of the Company. He owns 77.7% of the issued and outstanding shares of the Company.

Director’s Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As J. A. P. Dominguez is both the executive officer, secretary treasurer and director, we have determined that he is not an independent director as defined under NASDAQ Rule 4200(a)(15).

The Company does not have any promoters involved with it other than its President and Director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2015		Year Ended August 31, 2014

Audit Fees		$10,000		$10,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000		$10,000

Included in the audit fees for the year ended August 31, 2015 is the year end fees charged for August 31, 2014. No audit fees have been accrued for the fiscal year ended August 31, 2015.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

__________

(*) Filed herein.

(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 5, 2014, as amended on June 26, September 23, October 17, 2014 and on November 24, 2014 and declared effective December 17, 2014.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECURSOS QUELIZ, INC. (Registrant)

Date: October 6, 2015	By:	/s/ “Juan Alexi Payamps Dominguez”
Juan Alexi Payamps Dominguez
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: October 6, 2015	By:	/s/ “Juan Alexi Payamps Dominguez”
Juan Alexi Payamps Dominguez
Chief Executive Officer, Chief Accounting Officer,
President and Director

