Form 10-Q
period 2015-11-30
Recursos Queliz, Inc.
filed 2016-01-12
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ____________ to ____________

Commission File number 333-194322

RECURSOS QUELIZ, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0818620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Las Caobas, 4th St., No. 24, Puerto Plata, Dominican Republic

(Address of principal executive offices)

809-970-2353
(Registrant's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 31, 2015: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated balance sheets of Recursos Queliz, Inc. at November 30, 2015 (with comparative figures as at August 31, 2015) and the unaudited condensed consolidated statements of operations for the three months ended November 30, 2015 and 2014 and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 2015 and 2014 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ended August 31, 2016.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)	(Audited)
Assets

Cash	$24,808	$30,774

Total assets	$24,808	$30,774

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$22,093	$20,308
Advances from related party	75,907	75,844

Total current liabilities	98,000	96,152

Stockholders' Deficit:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated during exploration stage	(163,192)	(155,378)

Total stockholders' Deficit	(73,192)	(65,378)

Total Liabilities and Stockholders' Deficit	$24,808	$30,774

See accompanying notes to the unaudited condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended November 30, 2015	For the three months ended November 30, 2014

Revenue	$-	$-

Expenses
Exploration costs	-	2,328
General and administrative Expenses	7,814	6,474

Total expenses	7,814	8,802

Loss from operations	$(7,814)	$(8,802)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended November 30, 2015	For the three months ended November 30, 2014
Operating Activities

Net loss	$(7,814)	$(8,802)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	1,785	(445)
- payment of expenses by related party	63	-

Net Cash used in operating activities	(5,966)	(9,247)

Net decrease in cash	(5,966)	(9,247)

Cash, beginning of period	30,774	37,427

Cash, end of period	$24,808	$28,180

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the unaudited consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2015

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. ("Recursos" or "the Company") have been prepared in accordance with generally accepted accounting principles in the United States for three months ended November 30, 2015. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

Recursos was incorporated under the laws of the State of Nevada on September 20, 2012 for the purpose of acquiring and developing mineral properties. The Company's planned principal operations have not yet begun.

The condensed consolidated financial statements present the balance sheets, statements of operations and cash flows of the Company. These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period ended November 30, 2015 presented have been reflected herein

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $163,192 since its inception, had a negative working capital position of $73,192, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2015

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

2. Mineral property rights

The Company has acquired the mineral rights to the La Mina located in the Provinces of Santiago and La Vega in the Dominican Report. The cost to acquire La Mina was $10,000.

3. Recent accounting pronouncements

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

4. Significant transactions with related party

During the three months ended November 30, 2015, the sole director and officer made advances of $63 to the Company but is owed for prior advances an amount of $75,907. These advances are non-interest bearing and payable on demand.

The sole director and officer of the Company had orginially acquired 100% of the common stock issued. In March 2015, he sold 20,000,000 common shares to other investors resulting in the director owning 78% of the issued and outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the information contained in the financial statements of Recursos Queliz, Inc. ("Recursos" or the "Company") and the notes which form an integral part of the financial statements which are attached hereto.

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

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

We previously have undertaken two surface exploration programs on the Queliz Concession. The first was in September 2012 and the second was in August 2013. Both these exploration programs comprised obtaining soil, sediment and rock samples from various areas of the Queliz Concession. Unfortunately the Director of Mines in the Dominican Republic decided to cancel our rights to the minerals on the Queliz concession and hence we have no further rights to such minerals. Nevertheless the Company has acquired the mineral rights to La Mina located in the Provinces of Santiago and La Vega in the Dominican Republic.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to November 30, 2015 of $163,192. To continue, we must raise cash from other sources.

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

It also includes the set of activities that allow access to (the) site(s) and the establishment of basic infrastructure for the mining project, this includes the acquisition of mineral rights and environmental permits to start mining, detailed design and construction of supports, as well as machinery, budgeting, and economic viability.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of November 30, 2015 we had negative working capital of $73,192 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000 and an additional amount of $25,000 in August 2015. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$6,000
Auditor (i)	11,000	$17,000
Filing fees including edgar charges (ii)		2,500
Office – courier, photocopying and faxing		1,000
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		2,640
Subtotal		23,140
Accounts payable to independent third parties – as at Nov. 30, 2015		22,093
		45,233
Less: Cash on hand as of November 30, 2015		(24,808)

Additional funds required for the next twelve months		$20,425

_________________

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to November 30, 2015 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$38,490	$-	$38,490
Exploration – two programs of surface exploration	-	66,100	66,100
Consulting fees – preparation of registration statement	4,725	-	4,725
Edgarizing services	5,925	-	5,925
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	4,390	4,390
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	15,597	15,597
Office – photocopying charges	1,129	500	1,629
Office – membership to National Geological Association	-	80	80
Transfer agent – Initial List of Officers and preparation of incorporation documents	3,086	-	3,086
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	4,361	4,361
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to November 30, 2015	$56,164	$107,028	$163,192

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Liquidity and Capital Resources

As of November 30, 2015, we had $24,808 in cash which is not sufficient to meet our outstanding current obligation of $98,000 of which $75,907 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of November 30, 2015 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31, November 30, 2014, February 28, May 31 and August 31, 2015 in the amount of $21,840 and the balance owed for photocopying services in the amount of $253.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 and in August 2015 in the amount of $75,000 in total. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement did accrue to the benefit of the Company. The funds advance by our director are non- interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

At this time we have not made a decision as to where we will obtain additional funding to assist in the development of our Company including the exploration of a new mineral concession. Certain avenues available to us are inducing our director to advance further funds to our Company, complete a private placement or undertake a public offering of our shares from Treasury.

Off-Balance Sheet Arrangements

None.

Trends

From Recursos Queliz's date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management, Recursos Queliz is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term.

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

Public Market for Common Stock

Our shares are not currently quoted on the OTC Bulletin Board ("OTCBB") or any other quotation system. In order to remain on the OTCBB we must adhere to the rules and regulations of the OTCBB and the SEC.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

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

A person who is an affiliate and who has beneficially owned shares of a company's common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

The Company's Main Product

At present we do not have a main product until such time as we complete our exploration activities on La Mina mineral property We hope, in the future, to explore for gold which if found will be our main product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2015 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of November 30, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. There are no material proceedings to which our executive officer, director and sole stockholder is a party adverse to us or has a material interest adverse to us.

We are required by Section 78.090 of the Nevada Revised Statutes (the "NRS") to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, Inc 123 West Nye Lane, Station 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended August 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Recursos' Registration Statement on Form S-1 filed on March 5, 2014, Registration No.333-194322)

3(ii)	By-laws (incorporated by reference from Recursos' Registration Statement on Form S-1 filed on March 5, 2014, Registration No. 333-194322)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

_______________

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS QUELIZ, INC. (Registrant)

Date: January 12, 2016	By:	/s/ "Alexya Papamps Dominguez"
ALEXYA PAPAMPS DOMINGUEZ
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

