Form 10-Q
period 2016-02-29
Recursos Queliz, Inc.
filed 2016-03-30
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 29, 2016

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

March 29, 2016: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Recursos Queliz, Inc. at February 29, 2016 (with comparative figures as at August 31, 2015) and the condensed consolidated statements of operations for the three and six months ended February 29, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended February 29, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ended August 31, 2016.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	February 29, 2016	August 31, 2015
	(Unaudited)	(Audited)
Assets

Cash	$45,204	$30,774

Total assets	$45,204	$30,774

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$23,878	$20,308
Advances from related party	100,940	75,844

Total current liabilities	124,818	96,152

Stockholders' Deficit:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated during exploration stage	(169,614)	(155,378)

Total stockholders' Deficit	(79,614)	(65,378)

Total Liabilities and Stockholders' Deficit	$45,204	$30,774

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended February 29, 2016	For the three months ended February 28, 2015	For the six months ended February 29, 2016	For the six Months Ended February 28, 2015

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	-	5,000	-	7,328
General and administrative Expenses	6,422	4,293	14,236	10,767

Total expenses	6,422	9,293	14,236	18,095

Loss from operations	$(6,422)	$(9,293)	$(14,236)	$(18,095)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended Feb. 29, 2016	For the six months ended Feb. 28, 2015
Operating Activities

Net loss	$(14,236)	$(18,095)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	3,570	815
- payment of expenses by related party	25,096	236

Net Cash used in operating activities	14,430	(17,044)

Net increase (decrease) in cash	14,430	(17,044)

Cash, beginning of period	30,774	37,427

Cash, end of period	$45,204	$20,383

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. ("Recursos" or "the Company") have been prepared in accordance with generally accepted accounting principles in the United States for six months ended February 29, 2016. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

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

In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period ended February 29, 2016 presented have been reflected  herein

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $169,614 since its inception, had a negative working capital position of $79,614, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

February 29, 2016

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

4. Significant transactions with related party

During the six months ended February 29, 2016, the sole director and officer made advances of $25,096 to the Company but is owed for prior advances an amount of $75,844. These advances are non-interest bearing and payable on demand.

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

Overview

Recursos Queliz is a start-up company. We were incorporated in the State of Nevada on September 20, 2012. Previously we held the rights to the mineral rights to the Queliz Concession before it was cancelled by the Director of Mines for the Dominican Republic. The Company incorporated a wholly-owned subsidiary in the Dominican Republic on September 28, 2012 named El Caporal Management, SRL. which originally held the mineral rights to the Queliz concession.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of February 29, 2016 we had negative working capital of $79,614 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000, an additional amount of $25,000 in August 2015 and an additional amount of $25,000 in November 2015. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$6,000
Auditor (i)	11,000	$17,000
Filing fees including edgar charges (ii)		2,500
Office – courier, photocopying and faxing		500
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		640
Subtotal		20,640
Accounts payable to independent third parties – as at Feb. 29, 2016		23,878
		44,518
Less: Cash on hand as of February 29, 2016		(45,204)

Excess funds over the next twelve months		$686

________________

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to February 29, 2016 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$42,275	$-	$42,275
Exploration – two programs of surface exploration	-	66,100	66,100
Consulting fees – preparation of registration statement	4,725	-	4,725
Edgarizing services	6,675	-	6,675
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	4,740	4,740
Incorporation of companies	689	3,000	3,689
Legal – fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	16,597	16,597
Office – photocopying charges	1,162	500	1,662
Office – membership to National Geological Association	-	80	80
Transfer agent – Initial List of Officers and preparation of incorporation documents	3,090	-	3,090
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	4,861	4,861
Write-off of cost of Queliz Concession	-	13,000	13,000
Total expenses to February 29, 2016	$60,736	$108,878	$169,614

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Liquidity and Capital Resources

As of February 29, 2016, we had $45,204 in cash which is not sufficient to meet our outstanding current obligation of $124,818 of which $100,940 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of February 29, 2016 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31, November 30, 2014 and February 28, May 31 and August 31, 2015 and February 29, 2016 in the amount of $23,625 and the balance owed for photocopying services in the amount of $253.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 and in August and November 2015 in the amount of $100,000 in total. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement did accrue to the benefit of the Company. The funds advanced by our director are non- interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 29, 2016 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of February 29, 2016, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in our securities since the fiscal year ended August 31, 2015.

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

RECURSOS QUELIZ, INC.
(Registrant)

Date: March 29, 2016	By:	"Alexya Papamps Dominguez"
ALEXYA PAPAMPS DOMINGUEZ Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

