Form 10-K
period 2016-08-31
Recursos Queliz, Inc.
filed 2016-11-18
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(b) of the Act: NONE.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,000 as of August 31, 2016, based on the registered resale of securities on Form S-1/A effective December 17, 2014 at a price of $0.002 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 16, 2016, the Registrant had 90,000,000 shares of common stock outstanding.

RECURSOS QUELIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2016

PART I

This Form 10-K, particularly in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

•	our attempts to explore La Mina claim in the Dominican Republic;

•	we have identified a mineral property in the Dominican Republic named La Mina which we will be exploring in the near future;

•	we may not be able to compete with other mining companies, either large or small, who operate in the Dominican Republic; and

•	there is no assurance we will be able to manage our future growth.

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

As at August 31, 2016, we had $9,178 in cash with no other assets. From our inception on September 20, 2012 through August 31, 2016, we have raised $90,000 in capital in private placement (through the issuance of 90,000,000 shares of common stock at the price of $0.001 per share to our director). Queliz has raised no other funds since that time other than advances from its sole director and officer in January and February 2014 in the amount of $50,000 respectively and two other advances of $25,000 in August and November 2015. These advances are on a demand bases and bear no interest.

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

Our director has advanced $1,164 by way of paying on behalf of the Company certain expenses. In addition, he has advanced a further $100,000 for working capital purposes.

As at August 31, 2016, we had $9,178 in cash on hand and current liabilities of $129,571 resulting in a negative working capital position of $(120,393). Unless the Company is able to raise additional working capital in the future it might have to cease operations.

The Queliz concession, prior to its cancellation, had no production and hence was considered a grass roots property; since limited exploration work had occurred in the past. We have no other assets other than cash and therefore are considered a shell company.

ITEM 1A. RISK FACTORS.

We are a small reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide information under this item.

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
70°15'
0
10 km
BASAMENTO PRE-APTIENSE
Terreno de Duarte
Complejo Duarte (Jurásico Med-Sup/ Cretácico Inf ?)
Terreno de Loma Caribe
Peridotita Loma Caribe
Terreno de Maimón -Amina
Fm. Peralvillo Norte (Cretácico Inferior)
Formación Maimón (Cretácico Inferior)
Complejo Río Verde (Cretácico Inferior ?)
Rocas Ígneas
COBERTERA ARCO ISLA (Post-Obducción)
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

PUERTO PLATA
0 40 km.
HAITÍ
PORT-AU-PRINCE
SANTO DOMINGO
REPÚBLICA DOMINICANA
Aluvial
Arrecifes Pliocenos y Pleistocenos
Rocas siliciclásticas Miocenas-Pliocenas
Caliza de Los Haitises
Calizas Oligocenas-Miocenas
Conglomerados Oligocenos y Miocenos
Rocas Eocenas
Cinturón de Peralta
Calizas y rocas volcánicas del Cretácico superior
Grupo Tireo
Basaltos generalmente oceánicos
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

Exploration Budget – Phase II

Item Units	Number and Cost	Total Cost USD

Salaries

Supervising Geologist	22 days @ $600/day	13,200
Geological Assistant	22 days @ $200/day	4,400

Transportation	1,500 km @ $0.75/km	1,125
Camp costs/lodging	22 days @ 100/day	2,200

Compiliation

Data and digitizing	15 day @ $150/day	2,250
Drill hole interp & modeling	11 days @$600/day	6,600
Structural consultant	17 days @ $200/day	3,400

Soil Geochemistry		12,500
Diamond drilling (initial test holes)	150 m @ $60/m	9,000
Assay of Drill core	150 samps @ $34/sample	5,100

SUBTOTAL		59,775
Contingency	10%	5,978

TOTAL USD		65,753

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows:

1.	One percent of the number of shares of our Company's common stock then outstanding, which the case of our current director and officer, will equal approximately 700,000 shares as of the date of this Form 10-K; or

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

HOLDERS OF OUR COMMON STOCK

As of November 16, 2016, there were 41 shareholders holding 90,000,000 common shares of which our sole director and officer hold 70,000,000 common shares.

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

Recursos Queliz has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. Management wants to retain any excess funds in the Company for working capital and for further exploration on its La Mina mineral claim.

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

Overview

Recursos Queliz is a start-up company. We were incorporated in the State of Nevada on September 20, 2012. Previously we held the rights to the mineral rights to the Queliz Concession before it was cancelled by the Director of Mines for the Dominican Republic. The Company incorporated a wholly-owned subsidiary in the Dominican Republic on September 28, 2012 named El Caporal Management, SRL. which originally held the mineral rights to the Queliz concession and now to La Mina claim.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to August 31, of 2016 of $210,393. To continue, we must raise cash from other sources.

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of August 31, 2016 we had negative working capital of $120,393 and is expected to increase still further during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000 and a two further advances of $25,000 in August and November 2015. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Misa mineral claim in the Dominican Republic. Such exploration may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$7,140
Auditor (i)	11,000	$18,140
Filing fees including edgar charges (ii)		3,900
Office – courier, photocopying and faxing		400
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		1,640
Subtotal		24,080
Accounts payable to independent third parties – as at August 31, 2016		28,407
		52,487
Less: Cash on hand as of August 31, 2016		(9,178)

Additional funds required for the next twelve months		$43,309

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

It is estimated from the above cash analysis that the present cash position will not be sufficient for twelve months.

The sources available to the Company are as follows:

•	Further advances from our sole director and officer;

•	Seeking institutional lending with a personal guarantee from our sole officer and director; or

•	Once the Company has obtained a quotation on the OTCBB, if it ever does, to enter into an underwriting in order to seek funds from the investing public.

At the present time management has not considered any of these options.

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to August 31, 2016 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$49,845	$-	$49,845
Exploration – two programs of surface exploration	-	79,080	79,080
Consulting fees	19,725	-	19,725
Edgarizing services	8,175	-	8,175
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	5,040	5,040
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	18,397	18,397
Office – photocopying charges	1,386	-	1,386
Office – membership to National Geological Association	-	885	885
Transfer agent – Initial List of Officers and preparation of incorporation documents, annual report	3,094	-	3,094
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	5,957	5,957
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to August 31, 2016	$85,034	$125,359	$210,393

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Fiscal Year Ended August 31, 2016 compared to the period from August 31, 2015

Account	August 31, 2016	August 31, 2015

Accounting and audit	$17,140	$15,565
Consulting	15,000	-
Edgarizing	3,223	2,327
Exploration	12,980	13,028
Filing fees	650	-
Legal	2,800	1,325
Office	625	1,091
Transfer agent fees	1,001	1,743
Travel	1,596	500

Total	$55,015	$35,579

Liquidity and Capital Resources

As of August 31, 2016, we had $9,178 in cash which is not sufficient to meet our outstanding obligation of $129,571 of which $101,164 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of August 31, 2016 comprise the fees charged by our bookkeeper for preparation of the financial statements as of August 31, November 30, 2014 and February 28 and May 31, 2016 in the amount of $27,195, the balance owed for photocopying services in the amount of $253 and blance $959 owed to Dominican attorney.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 in the amount of $50,000 respectively and a further advances in August and November 2015 of $50,000. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement accrued to the benefit of the Company. The funds advanced by our director are non-interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the years ended August 31, 2016 and 2015 are attached as follows:

PLS CPA, A PROFESSIONAL CORPORATION ◆ 4725 MERCURY STREET #210 ◆SAN DIEGO ◆ CALIFORNIA 92111 ◆ ◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480 ◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Recursos Queliz, Inc.

We have audited the accompanying consolidated balance sheets of Recursos Queliz, Inc. and its subsidiary the “Company”) as of August 31, 2016 and 2015 and the related consolidated financial statements of operations, changes in shareholder’s equity and cash flows for the years ended August 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recursos Queliz, Inc. and its subsidiary as of August 31, 2016 and 2015, and the results of its operation and its cash flows for the years ended August 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

November 18, 2016

San Diego, CA. 92111

RECURSOS QUELIZ, INC.

Consolidated Balance Sheets

	August 31, 2016	August 31, 2015

Assets

Cash	$9,178	$30,774

Total assets	$9,178	$30,774

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$28,407	$20,308
Advances from related party	101,164	75,844

Total current liabilities	129,571	96,152

Stockholders’ Deficit
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Accumulated deficit	(210,393)	(155,378)

Total stockholders’ deficit	(120,393)	(65,378)

Total Liabilities and Stockholders’ Deficit	$9,178	$30,774

See accompanying notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Consolidated Statement of Operations

	For the Year Ended August 31, 2016	For the year ended August 31, 2015

Revenue	$-	$-

Expenses
Exploration costs	12,980	13,027
General and Administrative expenses	42,035	22,552

Total expenses	55,015	35,579

Loss from operations	(55,015)	(35,579)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Consolidated Statement of Stockholders’ Deficit

	Common	Stock	Deficit
	Shares	Amount	Accumulated	Total

Balance as at August 31, 2014	90,000,000	90,000	(119,799)	(29,799)

Net loss for the year ended August 31, 2015	-	-	(35,579)	(35,579)

Balance as at August 31, 2015	90,000,000	90,000	(155,378)	(65,378)
Net loss for the year ended August 31, 2016	-	-	(55,015)	(55,015)
Balance as at August 31, 2016	90,000,000	$90,000	$(210,393)	$(120,393)

See accompanying notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015
Operating Activities

Net loss	$(55,015)	$(35,579)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	8,099	3,475
- payment of expenses by related party	320	451

Net Cash used in operating activities	(46,596)	(31,653)

Financing activities

Advances from related parties	25,000	25,000

Net Cash provided by financing activities	25,000	25,000

Net (decrease) increase in cash	(21,596)	(6,653)

Cash, beginning of year	30,744	37,427

Cash, end of year	$9,178	$30,744

Supplemental disclosure of cash flow information

Cash paid for income taxes		$-
Cash paid for interest		$-

See attached notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Consolidated Financial Statements

August 31, 2016

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. (“Recursos” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for year ended August 31, 2016. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

Recursos was incorporated under the laws of the State of Nevada on September 20, 2012 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The consolidated financial statements present the balance sheet, statement of operations, stockholders’ deficit and cash flows of the Company. These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the year ended August 31, 2016 presented have been reflected herein.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $210,393 since its inception, had a negative working capital position of $120,393, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The acquisition costs were impaired and expensed because there has been limited exploration activity nor has there been any reserve established. In September 2015, the Director of Mining for the Dominican Republic cancelled the Company’s interest in the Queliz Gold Claim resulting in the Company having no further rights to the minerals on the claim. In 2015, the Company obtained the rights to the minerals on La Mina Gold Claim in the Dominican Republic.

3. Summary of Significant Accounting Policies

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

4. Mineral property

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

In September 2014, the Director of Mines for the Dominican Republic cancelled the Company’s interest in the mineral rights on the Queliz Gold Claim resulting in the Company having no further interest in the minerals on the claim. In 2015, the Company acquired the mineral rights to another claim in the Dominican Republic called La Mina. No work has been undertaken on the claim to date.

5. Significant transactions with related party

During the years ended August 31, 2016 and 2015, the sole director and officer made advances to the Company in the amount of $25,000 and $25,000 fund daily operations of the Company. Also, the sole director and officer paid expense $320 and $451 in be helf of the Company. These advances are non-interest bearing and payable on demand. As of August 31, 2016 and 2015, the loan from the sole director and officer is $101,164 and $75,844

The sole director and officer of the Company has acquired 77.7% of the common stock issued.

6. Income taxes

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2016	Auguts 31, 2015

Net loss before income taxes per financial statements	$(55,015)	$(35,579)
Income tax rate	34%	34%
Income tax recovery	(18,705)	(12,097)
Non-deductible	--	--
Valuation allowance change	18,705	12,097

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at August 31, 2016 and 2015 is as follows:

	August 31, 2016	August 31, 2015

Net operating loss carry-forward	$71,534	$52,829
Valuation allowance	(71,534)	(52,829)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of August 31, 2016 and 2015 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2016 and 2015; and no interest or penalties have been accrued as of August 31, 2016 and 2015. As of August 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7. Common stock

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2016 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2016, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of August 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have , engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our sole director will be elected in the future by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

Our officer and director as of November 16, 2016 is as follows:

Name and address	Age	Position(s)

Juan Alexi Payamps Dominguez 4th St, No. 24, Las Caobas Peurto Plata, Dominican Republic	41	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director

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

Name and Principal Position	Number of Late InsiderReports	Transactions Not Timely Reported	Known Failures to File a Required Form

Juan Alexi Payamps Dominguez CEO, CFO, CAO and President	None	None	None

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

A.P. Dominguez President, Chief Executive	2015	-	-	-	-	-	0
Officer, Treasurer, Secretary	2016	-	-	-	-	-	0

Outstanding Equity Awards

Since incorporation on September 20, 2012, we have not granted any stock options or stock appreciation rights to our director.

Compensation of our Director and Officer

We have no standard arrangement, written or unwritten, to compensate our director for his services. He is reimbursed for all travel and lodging expenses associated with corporate matters.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

A.P. Dominguez	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 13, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officer and director, and (iii) our named executive officer as defined in Item 402(m)(2) of Regulation S-K. Our sole director possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (I)

Common Stock	Juan Alexi Payamps Dominguez 4th St, No. 24, Las Caobas Peurto Plata, Dominican Republic	70,000,000 (Direct)	77.7%

(i)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of November 16, 2016, there were 90,000,000 shares of our common stock issued and outstanding.

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

Mr. Dominguez has advanced the total of $100,000 to the Company in order to provide it with working capital. These advances bear no interest and are repayable upon demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2016		Year Ended August 31, 2015

Audit Fees		$10,000		$10,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000		$10,000

Included in the audit fees for the year ended August 31, 2016 is the year end fees charged for August 31, 2015. No audit fees have been accrued for the fiscal year ended August 31, 2016.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

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

_____________

(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 5, 2014, as amended on June 26, September 23, October 17, 2014 and on November 24, 2014 and declared effective December 17, 2014.

(*) Filed herein.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECURSOS QUELIZ, INC.
(Registrant)

Date: November 18, 2016	By:	/s/ “Juan Alexi Payamps Dominguez”
Juan Alexi Payamps Dominguez
Chief Executive Officer, Chief Accounting Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: November 18, 2016	By:	/s/ “Juan Alexi Payamps Dominguez”
Juan Alexi Payamps Dominguez
Chief Executive Officer, Chief Accounting Officer, President and Director

