Form 10-Q
period 2016-11-30
Recursos Queliz, Inc.
filed 2017-01-17
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2016

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

December 31, 2016: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Recursos Queliz, Inc. at November 30, 2016 (with comparative figures as at August 31, 2016) and the condensed consolidated statements of operations for the three months ended November 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the three months ended November 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ended August 31, 2017.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	November 30, 2016	August 31, 2016
	(Unaudited)	(Audited)
Assets

Cash	$2,362	$9,178

Total assets	$2,362	$9,178

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$29,233	$28,407
Advances from related party	101,200	101,164

Total current liabilities	130,433	129,571

Stockholders' Deficit:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated	(218,071)	(210,393)

Total stockholders' Deficit	(128,071)	(120,393)

Total Liabilities and Stockholders' Deficit	$2,362	$9,178

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended November 30, 2016	For the three months ended November 30, 2015
Revenue	$-	$-

Expenses
Exploration costs	-	-
General and administrative Expenses	7,678	7,814

Total expenses	7,678	7,814

Loss from operations	$(7,678)	$(7,814)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended November 30, 2016	For the three months ended November 30, 2015
Operating Activities

Net loss	$(7,678)	$(7,814)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	826	1,785
- payment of expenses by related party	36	63

Net Cash used in operating activities	(6,816)	(5,966)

Net decrease in cash	(6,816)	(5,966)

Cash, beginning of period	9,178	30,774

Cash, end of period	$2,362	$24,808

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. ("Recursos" or "the Company") have been prepared in accordance with generally accepted accounting principles in the United States for three months ended November 30, 2016. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

Recursos was incorporated under the laws of the State of Nevada on September 20, 2012 for the purpose of acquiring and developing mineral properties. The Company's planned principal operations have not yet begun.

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed consolidated balance sheet of the Company as of November 30, 2016, and the related consolidated balance sheet of the Company as of August 31, 2016, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Three Months ended November 30, 2016 and 2015 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2016 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on November 18, 2016.

Operating results for the Three Months ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ending August 31, 2017.

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $218,071 since its inception, had a negative working capital position of $128,071, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

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

2. Mineral property rights

In 2015, the Company has acquired the mineral rights to the La Mina located in the Provinces of Santiago and La Vega in the Dominican Republic. The cost to acquire La Mina was $10,000. No work has been undertaken on the claim to date.

3. Recent accounting pronouncements

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

4. Significant transactions with related party

During the three months ended November 30, 2016, the sole director and officer made advances of $36 to the Company but is owed for prior advances an amount of $101,164. These advances are non-interest bearing and payable on demand.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to Novmeber 30, 2016 of $218,071. To continue, we must raise cash from other sources.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of November 30, 2016 we had negative working capital of $128,071 and is expected to increase further still during the next few months. Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000, an additional amount of $25,000 in August 2015 and an additional amount of $25,000 in November 2015. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$7,140
Auditor (i)	11,000	$18,140
Filing fees including edgar charges (ii)		3,573
Office – courier, photocopying and faxing		1,000
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		1,000
Subtotal		23,713
Accounts payable to independent third parties – as at November 30, 2016		29,233
		52,946
Less: Cash on hand as of November 30, 2016		(2,362)

Additional funds required for the next twelve months		$50,584

______________

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to November 30, 2016 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$55,630	$-	$55,630
Exploration – two programs of surface exploration	-	79,079	79,079
Consulting fees – preparation of registration statement	19,725	-	19,725
Edgarizing services	8,925	-	8,925
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	5,040	5,040
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	18,397	18,397
Office – photocopying charges	1,420	805	2,225
Office – membership to National Geological Association	-	80	80
Transfer agent – Initial List of Officers and preparation of incorporation documents	4,201	-	4,201
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	5,960	5,960
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to November 30, 2016	$92,710	$125,361	$218,071

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Three-Months Ended November 30, 2016 and 2015

	Recursos Queliz		El Caporal Management, SRL
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Accounting and audit	$5,785	$5,785	$-	$-
Edgarizing	750		-	-
Filing fees		973	-	-
Office	36	63	-	-
Transfer agent’s fees	1,107	993	-	-
Travel
	$7,678	$7,814	$-	$-

For the three month period ended November 30, 2016 we had no revenue. Expenses for the three month period ended November 30, 2016 totaled $7,678 resulting in a net loss of $7,678. The net loss for the three month period ended November 30, 2016 is a result of Office and general expenses of $7,678 comprised primarily of Accounting and audit expenses, Edgarizing expenses, transfer agent expense and office expense. For the three month period ended November 30, 2015 we had no revenue. Expenses for the three month period ended November 30, 2015 totaled $7,814 resulting in a net loss of $7,814. The net loss for the three month period ended November 30, 2015 is a result of Office and general expenses of $7,814 comprised primarily of Accounting and audit expenses, filing fee, transfer agent expense and office expense.

Liquidity and Capital Resources

As of November 30, 2016, we had $2,362 in cash which is not sufficient to meet our outstanding current obligations of $130,433 of which $101,200 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of November 30, 2016 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31, November 30, 2014 and February 28, May 31 and August 31, 2015 and February 29 and May 31, 2016, August and November 2016 in the amount of $28,980 and the balance owed for photocopying services in the amount of $253.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2016 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of November 30, 2016, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in our securities since the fiscal year ended August 31, 2016.

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

_________________

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS QUELIZ, INC.
(Registrant)

Dated: January 13, 2017	By:	"Alexya Papamps Dominguez"
Alexya Papamps Dominguez
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

