Form 10-Q
period 2017-05-31
Recursos Queliz, Inc.
filed 2017-07-17
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2017

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

June 30, 2017: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Recursos Queliz, Inc. at May 31, 2017 (with comparative figures as at August 31, 2016) and the condensed consolidated statements of operations for the three and nine months ended May 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended May 31, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ended August 31, 2017.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	May 31, 2017	August 31, 2016
	(Unaudited)	(Audited)
Assets
Cash	$5,882	$9,178

Total assets	$5,882	$9,178

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$32,805	$28,407
Advances from related party	136,292	101,164

Total current liabilities	169,097	129,571

Stockholders’ Deficit
Common stock – 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated	(253,215)	(210,393)

Total stockholders’ Deficit	(163,215)	(120,393)

Total Liabilities and Stockholders’ Deficit	$5,882	$9,178

See accompanying notes to the condensed consolidated financial statements.

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended May 31, 2017	For the three months ended May 31, 2016	For the nine months ended May 31, 2017	For the nine months ended May 31, 2016

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	12,980	12,980	12,980	12,980
General and administrative expenses	12,537	22,896	29,842	37,132

Total expenses	25,517	35,876	42,822	50,112

Loss from operations	$(25,517)	$(35.876)	$(42,822)	$(50,112)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average common shares Outstanding

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended May 31, 2017	For the nine months ended May 31, 2016
Operating Activities
Net loss	$(42,822)	$(50,112)

Adjustments to reconcile net loss to net cash used in operating activities:
- accounts payable	4,398	7,355
- payment of expenses by related party	128	132

Net Cash used in operating activities	(38,296)	(42,625)

Financing Activities

Proceed of loan from related party	35,000	25,000
Net Cash increase in Financing Activities	35,000	25,000

Net increase (decrease) in cash	(3,296)	(17,625)

Cash, beginning of period	9,178	30,774

Cash, end of period	$5,882	$13,149

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See attached notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2017

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. ("Recursos" or "the Company") have been prepared in accordance with generally accepted accounting principles in the United States for nine months ended May 31, 2017. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

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

The unaudited condensed consolidated balance sheet of the Company as of May 31, 2017, and the related consolidated balance sheet of the Company as of August 31, 2016, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations for the three and nine months ended May 31, 2017 and 2016 and cash flows for the nine months ended May 31, 2017 and 2016 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2016 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on November 18, 2016.

Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ending August 31, 2017.

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $253,215 since its inception, had a negative working capital position of $163,215, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2017

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

4. Significant transactions with related party

During the nine months ended May 31, 2017, the sole director and officer made advances of $35,128 to the Company but is owed for prior advances an amount of $101,164. These advances are non-interest bearing and payable on demand. As of May 31, 2017, the balance of loan from related party is $136,292.

The sole director and officer of the Company had originally acquired 100% of the common stock issued. In March 2015, he sold 20,000,000 common shares to other investors resulting in the director owning 78% of the issued and outstanding shares.

5. Contractual Agreement

On April 17, 2017, the Company entered into a service agreement with Timber Creek Corporation (“Timber Creek”) whereby Timber Creek will introduce the Company to a United States market maker who will agree to file a Form 15c2-11 for application by the Company to trade its securities through the OTC Bulletin Board. In addition, Timber Creek will assist the Company in responding to requests for information from the market maker and in responses to requests from information from Finra in processing the Form 15c2-11. The Company agrees to provide such market maker and Finra with whatever information they require for completion, filing and effectiveness. The Company will pay Timber Creek the total of $16,000 for the services described above. The Company shall pay Timber Creek $8,000 upon execution of this agreement (paid), $4,000 upon filing of the Form 15c2-11 and $4,000 upon the issuance by Finra of the trading symbol for the Company.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to May 31, 2017 of $253,215. To continue, we must raise cash from other sources.

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

1.7. Economic Feasibility Study Project

With all aspects of geological, mining, technological, environmental, logistical and social acquaintances, field studies will be prepare in order to establish the economic feasibility for implementation of the project.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of May 31, 2017 we had negative working capital of $163,215 and is expected to increase further still during the next few months. Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000, an additional amount of $25,000 in August 2015, an additional amount of $25,000 in November 2015, in January 2017 an amount of $15,000 an in April 2017 an amount of $10,000. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$7,140
Auditor (i)	11,000	$18,140
Filing fees including edgar charges (ii)		3,573
Office – courier, photocopying and faxing		1,000
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		1,000
Subtotal		23,713
Accounts payable to independent third parties – as at May 31, 2017		32,805
		56,518
Less: Cash on hand as of May 31, 2017		(5,882)

Additional funds required for the next twelve months		$50,636

_______________

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to May 31, 2017 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$63,200	$-	$63,200
Exploration – two programs of surface exploration	-	92,060	92,060
Consulting fees – preparation of registration statement	27,725	-	27,725
Edgarizing services	10,425	-	10,425
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	5,040	5,040
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	23,397	23,397
Office – photocopying charges	1,513		1,513
Office – membership to National Geological Association		885	885
Transfer agent – Initial List of Officers and preparation of incorporation documents	4,201	-	4,201
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	5,960	5,960
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to May 31, 2017	$109,873	$143,342	$253,215

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Nine Months Ended May 31, 2017 and 2016

Recursos Queliz El Caporal Management, SRL

	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016

Accounting and audit	$13,355	$15,355	$-	$-
Consulting	8,000	15,000	-	-
Edgarizing	2,250	2,473	-	-
Exploration	-	-	12,980	12,980
Filing fees	-	-	-	650
Office	130	131	-	75
Legal	-	-	5,000	1,600
Transfer agent’s fees	1,107	998	-	-
Travel	-	-	-	850
	$24,842	$33,957	$17,980	$16,155

For the nine month period ended May 31, 2017 we had no revenue. Expenses for the nine month period ended May 31, 2017 totaled $42,822 resulting in a net loss of $42,822. The net loss for the nine month period ended May 31, 2017 is a result of Office and general expenses of $42,822 comprised primarily of Accounting and audit expenses, Edgarizing expenses, exploration, legal, transfer agent expense and office expense. For the nine month period ended May 31, 2016 we had no revenue. Expenses for the nine month period ended May 31, 2016 totaled $50,112 resulting in a net loss of $50,112. The net loss for the nine month period ended May 31, 2016 is a result of Office and general expenses of $50,112 comprised primarily of Accounting and audit expenses, filing fee, transfer agent expense and office expense.

Three-Months Ended May 31, 2017 and 2016

Recursos Queliz El Caporal Management, SRL

	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016

Accounting and audit	$3,787	$5,785	$-	$-
Consulting	8,000	15,000	-	-
Edgarizing	750	750	-	-
Exploration	-	-	12,980	12,980
Filing fees	-	-	-	300
Office	-	36	-	75
Legal	-	-	-	600
Transfer agent’s fees	-	-	-	-
Travel	-	-	-	350
	$12,537	$21,571	$12,980	$14,305

For the three month period ended May 31, 2017 we had no revenue. Expenses for the three month period ended May 31, 2017 totaled $25,517 resulting in a net loss of $25,517. The net loss for the three month period ended May 31, 2017 is a result of Office and general expenses of $25,517 comprised primarily of Accounting and audit expenses, Edgarizing expenses and exploration. For the three month period ended May 31, 2016 we had no revenue. Expenses for the three month period ended May 31, 2016 totaled $35,876 resulting in a net loss of $35,876. The net loss for the three month period ended May 31, 2016 is a result of Office and general expenses of $35,876 comprised primarily of Accounting and audit expenses, exploration, filing fee, legal, transfer agent expense and office expense.

Liquidity and Capital Resources

As of May 31, 2017, we had $5,882 in cash which is not sufficient to meet our outstanding current obligations of $169,097 of which $136,292 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of May 31, 2017 in the amount of $32,805 comprise the fees charged by our bookkeeper for preparation of the financial statements as of November 30, 2013 and February 28 and May 31 and August 31, November 30, 2014 and February 28, May 31 and August 31, 2015 and February 29 and May 31, 2016, August and November 2016 in the amount of $32,552 and the balance owed for photocopying services in the amount of $253.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from cash advances from our director in January and February 2014 and in August and November 2015, January March and April 2017 in the amount of $135,000 in total. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement did accrue to the benefit of the Company. The funds advanced by our director are non- interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2017 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of May 31, 2017, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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
_________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECURSOS QUELIZ, INC.
(Registrant)

Date: July 14, 2017	By:	/s/ "Alexya Papamps Dominguez"
Alexya Papamps Dominguez Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

