Form 10-K
period 2017-08-31
Recursos Queliz, Inc.
filed 2017-12-14
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,000 as of August 31, 2017, based on the registered resale of securities on Form S-1/A effective December 17, 2014 at a price of $0.002 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 30, 2017, the Registrant had 90,000,000 shares of common stock outstanding.

RECURSOS QUELIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2017

PART I

This Form 10-K, particularly in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

●	our attempts to explore La Mina claim in the Dominican Republic;

●	we have identified a mineral property in the Dominican Republic named La Mina which we will be exploring in the near future;

●	we may not be able to compete with other mining companies, either large or small, who operate in the Dominican Republic; and

●	there is no assurance we will be able to manage our future growth.

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

As at August 31, 2017, we had $3,132 in cash with no other assets. From our inception on September 20, 2012 through August 31, 2017, we have raised $90,000 in capital in private placement (through the issuance of 90,000,000 shares of common stock at the price of $0.001 per share to our director). Queliz has raised no other funds since that time other than advances from its sole director and officer in January and February 2014 in the amount of $50,000 respectively and two other advances of $25,000 in August and November 2015 and $15,000 in January, $10,000 in on March and another $10,000 in April 2017 for a total amount of advances of $135,000. These advances are on a demand bases and bear no interest.

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

Our director has advanced $1,292 by way of paying on behalf of the Company certain expenses. In addition, he has advanced a further $135,000 for working capital purposes.

As at August 31, 2017, we had $3,132 in cash on hand and current liabilities of $170,880 resulting in a negative working capital position of $(167,748). Unless the Company is able to raise additional working capital in the future it might have to cease operations.

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
PUERTO PLATA
0 40 km
HAITÍ
PORT-AU-PRINCE
SANTO DOMINGO
REPÚBLICA DOMINICANA
Aluvial
Arrecifes Pliocenos y Pleistocenos
Rocas siliciclásticas Miocenas-Pliocenas
Caliza de Los Haitises
Calizas Oligocenas-Miocenas
Conglomerados Oligocenos y Miocenos
Rocas Eocenas
Cinturón de Peralta
Calizas y rocas volcánicas del Cretácico superior
Grupo Tireo
Basaltos generalmente oceánicos
Gabros
Serpentinitas
Brecha tectónica (melange)
Granitoides
Mármoles
Esquistos de alta-P
Anfibolitas
Fm. Peralvillo-Siete Cabezas
Fm. Los Ranchos
Complejo Río Verde
Complejo Duarte
Formación Maimón
Grupo Mamey

Metamorfismo y estructura Arco Isla Primitivo

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

Consulting Fees

Other than the fees spent to prepare the effective registration statement and for identifying a market maker for the Company, the Company is not expecting to hire any other consultants in the near future. This does not take into consideration consulting work relating to future geological reports on La Mina. Such consulting fees cannot be determined at this time.

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

As of the date of this Form 10-K, we are a company that has either no or nominal operations and no or nominal assets (a “shell company”). In particular, Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

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

HOLDERS OF OUR COMMON STOCK

As of November 30, 2017, there were 41 shareholders holding 90,000,000 common shares of which our sole director and officer hold 70,000,000 common shares.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to August 31, of 2017 of $257,748. To continue, we must raise cash from other sources.

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of August 31, 2017 we had negative working capital of $167,748 and is expected to increase still further during the next few months, Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000 and a two further advances of $25,000 in August and November 2015 and three advances in 2017 totalling $35,000. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Misa mineral claim in the Dominican Republic. Such exploration may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$7,140
Auditor (i)	11,000	$18,140
Filing fees including edgar charges (ii)		3,000
Office – courier, photocopying and faxing		400
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		1,700
Subtotal		23,240
Accounts payable to independent third parties – as at August 31, 2017		34,588
		57,828
Less: Cash on hand as of August 31, 2017		(3,132)

Additional funds required for the next twelve months		$54,696

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to August 31, 2017 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$66,985	$-	$66,985
Exploration – two programs of surface exploration	-	92,060	92,060
Consulting fees	27,725	-	27,725
Edgarizing services	11,175	-	11,175
Filing fees – Interim Report on Officers, Directors	595	-	595
Filing fees – filing of Dominican Tax return and other	-	5,040	5,040
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	23,397	23,397
Office – photocopying charges	1,513	-	1,513
Office – membership to National Geological Association	-	885	885
Transfer agent – Initial List of Officers and preparation of incorporation documents, annual report	4,201	-	4,201
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	5,958	5,958
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to August 31, 2017	$114,408	$143,340	$257,748

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Fiscal Year Ended August 31, 2017 compared to the period from August 31, 2016

Account	August 31, 2017	August 31, 2016

Accounting and audit	$17,140	$17,140
Consulting	8,000	15,000
Edgarizing	3,000	3,223
Exploration	12,980	12,980
Filing fees	-	650
Legal	5,000	2,800
Office	127	625
Transfer agent fees	1,108	1,001
Travel	-	1,596

Total	$47,355	$55,015

The expenses in the current year decreased by $7,660 due the a decrease in consulting fees relating to the consultant in the year ended August 31, 2016 charges a fee of $15,000 to identify a market maker for the Company. Unfortunately, the market maker choosen no longer wanted to file Form 15c-211. During the current year another consultant was engaged to identify a market maker but the Company has not yet proceeded with submitting the documents to this market maker. Legal expenses increased at of August 31, 2017 by $2,200 due to the attorney in the Dominican Republic having to completer certain filing with the Ministry of Mines for the Dominican Republic. No travel expenses were incurred during the current year compared to $1,596 in the previous year.

Liquidity and Capital Resources

As of August 31, 2017, we had $3,132 in cash which is not sufficient to meet our outstanding obligation of $170,880 of which $136,292 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of August 31, 2017 comprise the fees charged by our bookkeeper for preparation of the financial statements for the period from August 31, 2014 to May 31, 2016 in the amount of $34,336, the balance owed for photocopying services in the amount of $252.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 in the amount of $50,000 respectively and further advances in August and November 2015 of $50,000 as well as three advances in 2017 totalling $35,000. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement accrued to the benefit of the Company. The funds advanced by our director are non-interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

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

Royalties

There are currently no situations where we are paying any royalty based upon production and sales since we do not have any production.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements for the years ended August 31, 2017 and 2016 are attached as follows:

•	Report of Independent Public Accounting Firm

•	Consolidated Balance Sheets as of August 31, 2017 and August 31, 2016

•	Consolidated Statement of Operations for the year ended August 31, 2017 and 2016

•	Consolidated Statement of Stockholders’ Deficit for the period from August 31, 2015 to August 31, 2017

•	Consolidated Statement of Cash Flows for the year ended August 31, 2017 and 2016

•	Notes to the Consolidated Financial Statements

PLS CPA, A PROFESSIONAL CORPORATION

◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Recursos Queliz, Inc.

We have audited the accompanying consolidated balance sheets of Recursos Queliz, Inc. and its subsidiary the “Company”) as of August 31, 2017 and 2016 and the related consolidated financial statements of operations, changes in shareholder’s equity and cash flows for the years ended August 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recursos Queliz, Inc. and its subsidiary as of August 31, 2017 and 2016, and the results of its operation and its cash flows for the years ended August 31, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

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

/s/ PLS CPA__

PLS CPA, A Professional Corp.

December 14, 2017

San Diego, CA. 92111

RECURSOS QUELIZ, INC.

Consolidated Balance Sheets

	August 31, 2017	August 31, 2016
Assets

Cash	$3,132	$9,178

Total assets	$3,132	$9,178

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable	$34,588	$28,407
Advances from related party	136,292	101,164

Total current liabilities	170,880	129,571

Stockholders’ Deficit
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Accumulated deficit	(257,748)	(210,393)

Total stockholders’ deficit	(167,748)	(120,393)

Total Liabilities and Stockholders’ Deficit	$3,132	$9,178

See accompanying notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Consolidated Statement of Operations

	Fo the Year Ended August 31, 2017	For the Year Ended August 31, 2016

Revenue	$-	$-

Expenses
Exploration costs	12,980	12,980
General and Administrative expenses	34,375	42,035

Total expenses	47,355	55,015

Loss from operations	(47,355)	(55,015)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Deficit
	Shares	Amount	Accumulated	Total

Balance as at August 31, 2015	90,000,000	$90,000	$(155,378)	$(65,378)

Net loss for the year ended August 31, 2016	-	-	(55,015)	(55,015)

Balance as at August 31, 2016	90,000,000	90,000	(210,393)	(120,393)

Net loss for the year ended August 31, 2017	-	-	(47,355)	(47,355)

Balance as at August 31, 2017	90,000,000	$90,000	$(257,748)	$(167,748)

See accompanying notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2017	For the Year Ended August 31, 2016
Operating Activities

Net loss	$(47,355)	$(55,015)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	6,181	8,099
- payment of expenses by related party	128	320

Net Cash used in operating activities	(41,046)	(46,596)

Financing activities

Advances from related parties	35,000	25,000

Net Cash provided by financing activities	35,000	25,000

Net (decrease) increase in cash	(6,046)	(21,596)

Cash, beginning of year	9,178	30,744

Cash, end of year	$3,132	$9,178

Supplemental disclosure of cash flow information

Cash paid for income taxes	-	-
Cash paid for interest	-	-

See attached notes to the consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Consolidated Financial Statements

August 31, 2017

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. (“Recursos” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for year ended August 31, 2017. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

Recursos was incorporated under the laws of the State of Nevada on September 20, 2012 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The consolidated financial statements present the balance sheet, statement of operations, stockholders’ deficit and cash flows of the Company. These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the year ended August 31, 2017 presented have been reflected herein.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $257,748 since its inception, had a negative working capital position of $167,748, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The acquisition costs were impaired and expensed because there has been limited exploration activity nor has there been any reserve established. In September 2015, the Director of Mining for the Dominican Republic cancelled the Company’s interest in the Queliz Gold Claim resulting in the Company having no further rights to the minerals on the claim. In 2015, the Company obtained the rights to the minerals on La Mina Gold Claim in the Dominican Republic and during the current year spent $12,980 to maintain the mineral claim in good standing with the Ministry of Mines.

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

In September 2014, the Director of Mines for the Dominican Republic cancelled the Company’s interest in the mineral rights on the Queliz Gold Claim resulting in the Company having no further interest in the minerals on the claim. In 2015, the Company acquired the mineral rights to another claim in the Dominican Republic called La Mina. No work has been undertaken on the claim to date although the Company paid to the Ministry of Mines an amount of $12,980 during the current year.

5. Significant transactions with related party

During the years ended August 31, 2017 and 2016, the sole director and officer, Juan Alexi Payamps Dominguez, made advances to the Company in the amount of $35,000 and $25,000 respectively to fund daily operations of the Company. Also, the sole director and officer paid expense $128 and $320 in be helf of the Company. These advances are non-interest bearing and payable on demand. As of August 31, 2017 and 2016, the loan from the sole director and officer is $136,292 and $101,164.

The sole director and officer of the Company has acquired 77.7% of the common stock issued.

6. Income taxes

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2017	August 31, 2016
Net loss before income taxes per financial statements	$(47,355)	$(55,015)
Income tax rate	34%	34%
Income tax recovery	(16,101)	(18,705)
Non-deductible	-	--
Valuation allowance change	16,101	18,705

Provision for income taxes	$-	$–

The significant component of deferred income tax assets at August 31, 2017 and 2016 is as follows:

	August 31, 2017	August 31, 2016
Net operating loss carry-forward	$87,635	$71,534
Valuation allowance	(87,635)	(71,534)

Net deferred income tax asset	$–	$–

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

As of August 31, 2017 and 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2017 and 2016; and no interest or penalties have been accrued as of August 31, 2017 and 2016. As of August 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7. Common stock

The Company’s authorized common stock consists of 400,000,000 shares of common stock, with par value of $0.001. As of August 31, 2017, 90,000,000 shares are issued and outstanding.

On October 2, 2012, the Company issued 90,000,000 shares of its common stock to its sole director and officer at $0.001 per share, for net proceeds of $90,000.

Under an effective registration statement the director has sold to other parties a total of 20,000,000 common shares at a price of $0.002. None of the proceeds of these sales resulted in any funds being paid to the Company.

8. Contractual Agreement

On April 17, 2017, the Company entered into a service agreement with Tiber Creek Corporation (“Tiber Creek”) whereby Tiber Creek will introduce the Company to a United States market maker who will agree to file a Form 15c2-11 for application by the Company to trade its securities through the OTC Bulletin Board. In addition, Tiber Creek will assist the Company in responding to requests for information from the market maker and in responses to requests from information from Finra in processing the Form 15c2-11. The Company agrees to provide such market maker and Finra with whatever information they require for completion, filing and effectiveness. The Company will pay Tiber Creek the total of $16,000 for the services described above. The Company shall pay Tiber Creek $8,000 upon execution of this agreement (paid), $4,000 upon filing of the Form 15c2-11 and $4,000 upon the issuance by Finra of the trading symbol for the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our principal independent accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2017 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of our sole director and officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our sole director and officer; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2017, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of August 31, 2017, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our sole director will be elected in the future by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

Our officer and director as of November 30, 2017 is as follows:

Name and address	Age	Position(s)
Juan Alexi Payamps Dominguez 4th St, No. 24, Las Caobas Peurto Plata, Dominican Republic	42	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
.A.P. Dominguez	2015	-	-	-	-	-	0
President, Chief Executive Officer,	2016	-	-	-	-	-	0
Treasurer, Secretary	2017	-	-	-	-	-	0

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

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)
Common Stock	Juan Alexi Payamps Dominguez 4th St, No. 24, Las Caobas Peurto Plata, Dominican Republic	70,000,000(Direct)	77.7%

(i)     A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of November 30, 2017, there were 90,000,000 shares of our common stock issued and outstanding.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor:for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2017		Year Ended August 31, 2016
Audit Fees		$10,000		$10,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000		$10,000

Included in the audit fees for the year ended August 31, 2017 is the year end fees charged for August 31, 2016. No audit fees have been accrued for the fiscal year ended August 31, 2017.

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

We do not have an Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

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

_______

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

RECURSOS QUELIZ, INC. (Registrant)

Date: December 14, 2017	By:	“Juan Alexi Payamps Dominguez”
Juan Alexi Payamps Dominguez
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: December 14, 2017	By:	“Juan Alexi Payamps Dominguez”
Juan Alexi Payamps Dominguez
Chief Executive Officer, Chief Accounting Officer,
President and Director

