Form 10-Q
period 2017-11-30
Recursos Queliz, Inc.
filed 2018-01-19
CIK 1598683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2017

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

December 31, 2017: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Recursos Queliz, Inc. at November 30, 2017 (with comparative figures as at August 31, 2017) and the condensed consolidated statements of operations for the three months ended November 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the three months ended November 30, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that can be expected for the year ended August 31, 2018.

RECURSOS QUELIZ, INC.

Condensed Consolidated Balance Sheets

	November 30, 2017	August 31, 2017
	(Unaudited)	(Audited)
Assets

Cash	$8,132	$3,132

Total assets	$8,132	$3,132

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$41,196	$34,588
Advances from related party	142,329	136,292

Total current liabilities	183,525	170,880

Stockholders' Deficit:
Common stock 400,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and outstanding	90,000	90,000
Deficit accumulated	(265,393)	(257,748)

Total stockholders' Deficit	(175,393)	(167,734)

Total Liabilities and Stockholders' Deficit	$8,132	$3,132

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016

Revenue	$-	$-

Expenses
Exploration costs	-	-
General and administrative Expenses	7,645	7,678

Total expenses	7,645	7,678

Loss from operations	$(7,645)	$(7,678)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016
Operating Activities

Net loss	$(7,645)	$(7,678)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	6,608	826
- payment of expenses by related party	1,037	36

Net Cash used in operating activities	-	(6,816)

Financing activities

Advances from related parties	5,000

Net Cash provided by financing activities	5,000

Net increase (decrease) in cash	5,000	(6,816)

Cash, beginning of period	3,123	9,178

Cash, end of period	$8,132	$2,362

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

1. Basis of presentation and Nature of operations

The accompanying consolidated financial statements of Recursos Queliz, Inc. ("Recursos" or "the Company") have been prepared in accordance with generally accepted accounting principles in the United States for three months ended November 30, 2017. The Company has a wholly-owned subsidiary called El Caporal Management, SRL which was incorporated in the Dominican Republic on September 28, 2012.

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

The unaudited condensed consolidated balance sheet of the Company as of November 30, 2017, and the related consolidated balance sheet of the Company as of August 31, 2017, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Three Months ended November 30, 2017 and 2016 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2017 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on December 14, 2017.

Operating results for the Three Months ended November 30, 2017 are not necessarily indicative of the results that can be expected for the year ending August 31, 2018.

Going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $265,393 since its inception, had a negative working capital position of $175,393, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

RECURSOS QUELIZ, INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2017

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

2. Mineral property rights

In 2015, the Company has acquired the mineral rights to the La Mina located in the Provinces of Santiago and La Vega in the Dominican Republic. The cost to acquire La Mina was $10,000 No work has been undertaken on the claim to date although the Company paid to the Ministry of Mines an amount of $12,980 during 2017.

3. Recent accounting pronouncements

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

4. Significant transactions with related party

During the three months ended November 30, 2017, the sole director and officer made advances of $1,037 to the Company and well as an advance of $5,000 during the current period and has an outstanding balance as of November 30, 2017 of $142,329. These advances are non-interest bearing and payable on demand.

The sole director and officer of the Company had orginally acquired 100% of the common stock issued. In March 2015, he sold 20,000,000 common shares to other investors resulting in the director owning 78% of the issued and outstanding shares.

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

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from September 20, 2012 (inception) to November 30, 2017 of $265,393. To continue, we must raise cash from other sources.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of November 30, 2017 we had negative working capital of $175,393 and is expected to increase further still during the next few months. Our director is not committed to advancing us funds although he did do so in January and February 2014 in the amount totaling $50,000, an additional amount of $25,000 in August 2015 and an additional amount of $25,000 in November 2015, $35,000 for the year ended August 31, 2017 and a further amount of $5,000 on November 15, 2017. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring La Mina in the Dominican Republic. The exploration activities on La Mina may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

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

Estimated Expenditures for the twelve months		Total

Independent accountant performing bookkeeping services (i)	$7,140
Auditor (i)	11,000	$18,140
Filing fees including edgar charges (ii)		3,573
Office – courier, photocopying and faxing		1,000
Transfer agent – Annual Report filed with the Secretary of State for Nevada and the issuance of share certificates to shareholders		1,000
Subtotal		23,713
Accounts payable to independent third parties – as at November 30, 2017		41,196
		64,909
Less: Cash on hand as of November 30, 2017		(8,132)

Additional funds required for the next twelve months		$56,777

_________________

(i)	Represents fees for the next twelve months.

(ii)	Future charges for edgarizing the Form 10-K and 10-Qs for the next twelve months.

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

RESULTS OF OPERATIONS

Expenses Incurred in Operations to Date.

The following are the expenses incurred in operation from the date of incorporation, being September 20, 2012, to November 30, 2017 as shown in the books of Recursos Queliz, Inc and El Caporal Management SRL;

	Recursos Queliz, Inc.	El Caporal Management	Consolidated Total

Independent bookkeeper and auditors	$72,770	$-	$72,770
Exploration – two programs of surface exploration	-	92,060	92,060
Consulting fees – preparation of registration statement	27,725	-	27,725
Edgarizing services	11,998	-	11,998
Filing fees – Interim Report on Officers, Directors	1,570	-	1,570
Filing fees – filing of Dominican Tax return and other	-	5,040	5,040
Incorporation of companies	689	3,000	3,689
Legal - fees charged to opinion letter on tradability of shock	1,525	-	1,525
Legal – fees charged by Dominican attorney	-	23,395	23,395
Office – photocopying charges	1,575	805	2,380
Office – membership to National Geological Association	-	80	80
Transfer agent – Initial List of Officers and preparation of incorporation documents	4,201	-	4,201
Travel – trips by attorney to Santa Domingo for meeting with Ministry of Mines and Energy	-	5,960	5,960
Write-off of cost of Queliz Concession	-	13,000	13,000

Total expenses to November 30, 2017	$122,053	$143,340	$265,393

Recursos Queliz pays all the expenses on behalf of El Caporal Management SRL thereby controlling the disbursements of funds.

Three-Months Ended November 30, 2017 and 2016

	Recursos Queliz		El Caporal Management, SRL
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Accounting and audit	$5,785	$5,785	$-	$-
Edgarizing	823	750	-	-
Filing fees	975		-	-
Office	62	36	-	-
Transfer agent’s fees	-	1,107	-	-
	$7,645	$7,678	$-	$-

For the three month period ended November 30, 2017 and 2016, we had no revenue. Expenses for the three month period ended November 30, 2017 totaled $7,645 resulting in a net loss of $7,645. The net loss for the three month period ended November 30, 2016 is a result of Office and general expenses of $7,645 comprised primarily of Accounting and audit expenses, filing fee, Edgarizing expenses and office expense.

Expenses for the three month period ended November 30, 2016 totaled $7,678 resulting in a net loss of $7,678. The net loss for the three month period ended November 30, 2016 is a result of Office and general expenses of $7,678 comprised primarily of Accounting and audit expenses, Edgarizing expenses, transfer agent expense and office expense.

Liquidity and Capital Resources

As of November 30, 2017, we had $8,132 in cash which is not sufficient to meet our outstanding current obligations of $183,525 of which $142,329 is owed to our sole director and officer. But as mentioned above, this is not sufficient cash to meet our obligations over the next twelve months. Our accounts payable as of November 30, 2017 comprise the fees charged by our bookkeeper for preparation of the financial statements for various periods since the inception of the Company in the amount of $36,120, accrued audit fees in the amount of $4,000 for the examination of the year end financial statements (which was paid in December 2017), filing fees for edgarizing the year end Form 10-K and filing a late filing form for a total of $823 and the balance owed for photocopying services in the amount of $253.

The only funds we have received since our incorporation are from the sale of shares in the amount of $90,000 and from advances from our director in January and February 2014 and in August 2015 and November 2015 in the amount of $140,000 in total. None of the funds from the sale of the 20,000,000 common shares sold under our effective registration statement did accrue to the benefit of the Company. The funds advanced by our director are non- interest bearing and on a demand basis. The Company has not entered into an agreement with the director relating to these funds and for the foreseeable future does not expect to do so.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2017 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of November 30, 2017, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in our securities since the fiscal year ended August 31, 2017.

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

RECURSOS QUELIZ, INC.
(Registrant)

Date: January 19, 2018	By:	/s/ "Alexya Papamps Dominguez"
Alexya Papamps Dominguez
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary/Treasurer and Director

